Form 10-Q
period 2011-09-30
Zeltiq Aesthetics Inc
filed 2011-11-16
CIK 1415336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period             to             .

Commission file number: 001-35318

ZELTIQ Aesthetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0119051
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4698 Willow Road, Suite 100

Pleasanton, CA 94588

(Address of principal executive offices and Zip Code)

(925) 474-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 8, 2011, there were 33,900,789 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZELTIQ Aesthetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,132	$12,667
Accounts receivable, net	5,631	613
Inventory, net	4,330	2,164
Restricted cash	255	425
Prepaid expenses and other current assets	756	993

Total current assets	15,104	16,862
Property and equipment, net	2,050	1,397
Intangible asset, net	1,948	1,024
Deferred initial public offering costs	2,088	—
Other assets	8	—

Total assets	$21,198	$19,283

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,730	$3,373
Accrued liabilities	4,963	3,770
Deferred revenue, net of deferred costs	546	691
Current portion of notes payable	641	1,334

Total current liabilities	13,880	9,168
Notes payable, net of current portion	—	262
Convertible preferred stock warrant liability	641	257
Other non-current liabilities	11	201

Total liabilities	$14,532	$9,888

Commitments and contingencies (Note 8)
Convertible preferred stock, $0.01 par value: 86,163,074 shares authorized and 23,381,764 shares issued and outstanding at September 30, 2011 and at December 31, 2010 (Liquidation value of $81,164 as of September 30, 2011)	81,164	93,888

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value: 112,000,000 shares authorized and 1,408,117 shares issued and outstanding at September 30, 2011 and 112,000,000 shares authorized and 1,216,167 issued and outstanding at December 31, 2010	5	4
Additional paid-in capital	3,984	—
Notes receivable from a stockholder	(245)	(245)
Accumulated deficit	(78,242)	(84,252)

Total stockholders’ deficit	(74,498)	(84,493)

Total liabilities, convertible preferred stock and stockholders’ deficit	$21,198	$19,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$17,720	$6,439	$49,346	$13,063
Cost of revenues	7,283	3,060	19,632	6,414

Gross profit	10,437	3,379	29,714	6,649

Operating expenses:
Research and development	2,933	2,003	7,540	6,247
Sales and marketing	7,104	2,951	18,672	7,634
General and administrative	3,209	1,381	7,240	3,845

Total operating expenses	13,246	6,335	33,452	17,726

Loss from operations	(2,809)	(2,956)	(3,738)	(11,077)
Interest expense	(24)	(50)	(84)	(453)
Other income (expense), net	(17)	(40)	(412)	(18)

Net loss	(2,850)	(3,046)	(4,234)	(11,548)
Cumulative dividends on convertible preferred stock	(1,564)	(1,477)	(4,691)	(3,821)

Net loss attributable to common stockholders	$(4,414)	$(4,523)	$(8,925)	$(15,369)

Net loss per share attributable to common stockholders, basic and diluted	$(3.17)	$(4.69)	$(6.72)	$(17.30)

Weighted average shares of common stock outstanding used in computing net loss attributable to common stockholders—basic and diluted	1,391,049	964,718	1,327,143	888,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,234)	$(11,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580	398
Stock-based compensation	1,309	767
Change in fair value of preferred stock warrant liability	384	18
Amortization of debt discount	36	36
Issuance of common stock for services	19	—
Loss on disposal of property and equipment	227	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,018)	(917)
Inventory	(2,129)	(1,106)
Prepaid expenses and other assets	229	(813)
Deferred revenue, net of deferred costs	(145)	(247)
Accounts payable, accrued and other non-current liabilities	3,544	3,113

Net cash used in operating activities	(5,198)	(10,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,329)	(322)
Restricted cash	170	15

Net cash used in investing activities	(1,159)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	5,000
Repayment of notes payable	(1,192)	(920)
Proceeds from issuance of preferred stock, net of issuance costs	—	15,144
Deferred initial public offering costs	(1,162)	—
Proceeds from issuance of common stock	176	116

Net cash provided by (used in) financing activities	(2,178)	19,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,535)	8,734
CASH AND CASH EQUIVALENTS—Beginning of period	12,667	3,100

CASH AND CASH EQUIVALENTS—End of period	$4,132	$11,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$67	$138
NONCASH INVESTING AND FINANCING ACTIVITIES:
Cumulative dividends on convertible preferred stock	$4,691	$3,821
Issuance of Series D-1 convertible preferred stock for conversion of convertible notes payable and accrued interest	$—	$10,354
Vesting of restricted options issued in prior periods	$—	$48

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

ZELTIQ Aesthetics, Inc. (“we” or the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform.

In August 2011, the Company incorporated ZELTIQ Limited as a wholly owned subsidiary in the United Kingdom to serve as its direct sales office.

Reverse Stock Split

On October 13, 2011, the Company filed a certificate of amendment to the Company’s amended and restated certificate of incorporation that effected a reverse stock split of the Company’s common stock in which each 3.670069 shares of common stock outstanding or held in treasury immediately prior to such time was combined into one share of common stock. The par value of the common stock remained $0.001 per share. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Initial Public Offering

On October 24, 2011, the Company completed its initial public offering (“IPO”) of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The Company received net proceeds of approximately $89.3 million, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock. The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the IPO.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2011, and the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2010 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of September 30, 2011 and results of our operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The interim results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future annual or interim period.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s final Prospectus dated October 18, 2011 as filed by the Company with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 relating to the Company’s Registration Statement on Form S-1 (“Prospectus”) (File No. 333-175514).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2011 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Prospectus dated October 18, 2011.

Revenue Recognition

The Company’s revenues are derived from the sales of the CoolSculpting System, consisting of a control unit and applicators; and from Procedure Packs, consisting of consumables and CoolCards. Embedded software exists in the CoolCard product in order to permit the Company’s physician customers to perform a fixed number of CoolSculpting procedures. This software is not marketed separately from the CoolSculpting System or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting System is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification.

The Company earns revenue from the sale of its products to physicians and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenues are deferred in the event that one of the revenue recognition criteria is not met.

Warranty. The Company includes a standard warranty of three years on the control unit and one year on the applicators. In addition, the Company offers an extended warranty of up to two years on both control units and applicators and recognizes the associated extended warranty revenues over the extended warranty coverage period. Extended warranty revenue and the related obligations are insignificant.

Persuasive Evidence of an Arrangement. The Company uses contracts and/or customer purchase orders to determine the existence of an arrangement.

Delivery. The Company uses shipping documents and third-party proof of delivery to verify that delivery has occurred.

CoolSculpting Systems & Procedure Packs. Delivery occurs upon shipment.

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value (“VSOE”) if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value (“TPE”) to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price (“ESP”) of each element to determine the relative selling price. The relative selling prices for control units, applicators and CoolCards are based on established price lists and separate, stand-alone sales of these elements. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes that the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company’s products do not require maintenance or support.

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation.

Collectability. The Company assesses whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit worthiness.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for the Company prospectively beginning in the first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, and cash flows.

In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, the Company can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is planning to adopt this guidance as of January 1, 2012 on a retrospective basis and does not expect the adoption thereof to have a material effect on its consolidated financial statements.

3. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We did not hold any Level 2 assets or liabilities at September 30, 2011.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying amount of the convertible preferred stock warrant liability represents its estimated fair value. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value.

The Company measures and reports its money market funds and convertible preferred stock warrant liability at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$2,014	$—	$—	$2,014

Financial Liabilities
Convertible preferred stock warrant liability	$—	$—	$641	$641

	As of December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$9,509	$—	$—	$9,509

Financial Liabilities
Convertible preferred stock warrant liability	$—	$—	$257	$257

The changes in the fair value of the Company’s Level 3 financial liabilities are summarized below (in thousands):

	September 30, 2011	December 31, 2010
Fair value of convertible preferred stock warrant liability—beginning of period	$257	$146
Fair value of convertible preferred stock warrants issued during the period	—	—
Change in fair value of the convertible preferred stock warrant liability	384	111

Fair value of convertible preferred stock warrant liability—end of period	$641	$257

The change in fair value of the convertible preferred stock warrant liability is recognized as other income (expense), net. Details of the assumptions used for the re-measurement are discussed in Note 9.

4. Balance Sheet Components

Inventory, net

Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of revenues and establish a new cost basis for the inventory. The components of inventory are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$2,311	$1,126
Finished goods	2,019	1,038

Total inventory	$4,330	$2,164

Property and equipment, net

Property and equipment, net are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Lab equipment, tooling and molds	$1,299	$1,017
Computer equipment	559	505
Computer software	1,067	653
Furniture and fixtures	243	235
Leasehold improvements	330	211
Vehicles	35	35

Total property and equipment	3,533	2,656
Less accumulated depreciation and amortization	(1,915)	(1,413)
Construction in progress	432	154

Property and equipment, net	$2,050	$1,397

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30, 2011	December 31, 2010
Payroll and employee related expenses	$2,111	$1,885
Accrued royalty	1,235	822
Accrued warranty	761	519
Sales and other taxes payable	611	488
Other accrued liabilities	245	56

Total accrued liabilities	$4,963	$3,770

5. Intangible Asset, net

The intangible asset consists of an exclusive license agreement from Massachusetts General Hospital (“MGH”) for commercializing patents and other technology. All milestone payments included in the agreement are capitalized as Purchased Technology when paid, and are subsequently amortized over the remaining life of the technology. The milestone payments are amortized on a straight-line basis.

Intangible asset, net is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Purchased technology	$2,050	$1,050
Less accumulated amortization	(102)	(26)

Intangible asset, net	$1,948	$1,024

6. Notes Payable

In January 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to the Company in three separate tranches. Tranche A, for $1.5 million, was received by the Company in January 2009. Tranche B, for $2.0 million, was received by the Company on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable are collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carry an interest rate of 7.28% per annum. The repayment of principal, plus interest, is via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche. As of December 31, 2010, the Company was in compliance with the terms of the Loan Agreement, except for the covenant to deliver audited financial statements to the lender within 180 days from December 31, 2010. The Company obtained a waiver of this covenant from the lender and subsequently delivered audited financial statements to the lender in accordance with the term of the waiver. As of September 30, 2011, the Company was in compliance with the terms of the Loan Agreement.

In accordance with the Loan Agreement, the Company issued a warrant to the financial institution in January 2009 to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as debt discount at issuance and is being amortized to interest expense over the term of the notes.

The following is a schedule of payments due on notes payable as of September 30, 2011 (in thousands):

Year Ending December 31:	Amount
2011	$353
2012	319

Total payments due	672
Less:
Unamortized discount and interest	(31)
Current portion	(641)

Notes payable, net of current portion	$—

7. Related Party Transactions

Notes Receivable from a Stockholder

In December 2007, the Company issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $245,000. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and currently bear interest at a rate of 4.0% per annum, and are collateralized by the related common stock and the executive’s assets. The executive separated from the Company on December 3, 2010. The promissory notes are due and payable in full (all accrued and unpaid interest) upon nine months following the Company’s initial public offering of its common stock. These notes receivable are related to a prior exercise of stock options and have been recorded as a contra stockholders’ deficit account.

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011 appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil for three years. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter under the distribution agreement. Venrock Associates holds common stock ownership in the Company and owns equity interests in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Board of Directors, is a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the three and nine months ended September 30, 2011 was $0.2 million and $1.5 million, respectively and the accounts receivable balance as of September 30, 2011 was $0.3 million.

8. Commitments and Contingencies

Lease Commitments

The Company’s facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2011 and 2010 was $205,000 and $176,000, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $650,000 and $514,000, respectively.

Future minimum lease payments under the noncancelable operating lease as of September 30, 2011 are as follows (in thousands):

Year Ending December 31:
2011	$211
2012	797
2013	895

Total future minimum lease payments	$1,903

Warranty

The Company provides a limited warranty on its products, three years for control units and one year for applicators. The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at the beginning of the period	$519	$23
Additions	754	159
Deductions	(512)	(112)

Balance at the end of the period	$761	$70

9. Warrants

Convertible Preferred Stock Warrants

In connection with the Loan Agreement (Note 6), the Company issued a warrant to Silicon Valley Bank to purchase 47,683 shares of Series C convertible preferred stock at $3.67 per share. These warrants were issued on January 14, 2009 and expire on the 10-year anniversary after the issue date. The fair value of the warrants on the date of issuance was $146,000. The exercise price and number of warrants were subject to change upon the closing of a Series D-1 convertible preferred stock financing agreement. Upon the issuance of Series D-1 convertible preferred stock at $2.68 per share, the warrants were automatically adjusted to instead be exercisable for 65,319 shares of Series D-1 convertible preferred stock with the warrants price adjusted to record the per share purchase price of Series D-1 convertible preferred stock.

Fair Value of Series D-1 Convertible Preferred Stock. The fair value of the shares of Series D-1 convertible preferred stock underlying the preferred stock warrants has historically been determined by the Board of Directors. Because there has been no public market for the Company’s convertible preferred stock, the Board of Directors has determined fair value of the Series D-1 convertible preferred stock at each balance sheet date by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors.

Remaining Contractual Life. The Company derived the remaining contractual life based on the time from the balance sheet date until the preferred stock warrant’s expiration date, the 10-year anniversary from the issue date.

Volatility. Since the Company was a private entity with no historical data regarding the volatility of its preferred stock, the expected volatility used is based on volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The Company re-measured the convertible preferred stock warrant liability to fair value using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2011	December 31, 2010
Remaining contractual life (in years)	7.3	8.0
Risk-free interest rate	3.2%	3.0%
Expected volatility	59.2%	63.9%
Expected dividend rate	0%	0%

Common Stock Warrants

In May 2007, the Company issued to consultants immediately vested warrants to purchase 5,340 shares of the Company’s common stock at an exercise price of $0.55 per share, exercisable until the earlier of (i) May 24, 2014, (ii) the closing of an initial public offering, or (iii) the sale of the Company. These warrants were exercised in July 2011.

10. Stock-Based Compensation Expense

Stock Option Activity

The Company maintains performance incentive plans under which incentive and nonqualified stock options are granted primarily to employees and non-employee consultants. Activity under the Company’s stock option plan is set forth below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2010	224,862	4,291,406	$1.54
Additional shares reserved	953,659	—	—
Repurchases	—	—	—
Options granted	(1,272,474)	1,272,474	6.58
Options exercised	—	(175,212)	0.99
Options cancelled	183,187	(183,187)	1.42

Balance, September 30, 2011	89,234	5,205,481	$2.81

Stock-based Compensation Expense

Stock-based compensation expense recorded related to options granted to employees and non-employees was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$15	$21	$32	$32
Research and development	179	21	335	71
Sales and marketing	171	23	352	59
General and administrative	211	276	590	605

	$576	$341	$1,309	$767

Employee Stock–Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. The fair value of stock-based awards to employees is estimated using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

During the three months ended September 30, 2011 and 2010, the Company granted 692,014 and 1,772,934 stock options, respectively, to employees with a weighted average grant date fair value of $5.71 and $0.88 per share, respectively, and during the nine months ended September 30, 2011 and 2010, the Company granted 1,272,474 and 2,026,927 options, respectively, to employees with a weighted average grant date fair value of $5.64 and $0.88 per share, respectively. As of September 30, 2011, there were unrecognized compensation costs of $7.9 million related to the stock options granted to employees. The Company expects to recognize those costs over a weighted average period of 3.3 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Stock-Based Compensation for Nonemployees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployees was insignificant during the three months and nine months ended September 30, 2011 and 2010.

11. Net Loss per Share of Common Stock

Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including options, warrants, and convertible preferred stock. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding were anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Historical net loss per share:
Numerator
Net loss attributable to common stockholders (in thousands)	$(4,414)	$(4,523)	$(8,925)	$(15,369)

Denominator
Weighted average common shares outstanding	1,391,049	964,718	1,327,143	888,132

Basic and diluted net loss per share attributable to common stockholders	$(3.17)	$(4.69)	$(6.72)	$(17.30)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible preferred stock (on an as-if converted basis)	24,415,965	24,415,965	24,415,965	24,415,965
Options to purchase common stock	5,205,481	4,376,753	5,205,481	4,376,753
Convertible preferred stock warrants	65,319	65,319	65,319	65,319
Common stock warrants	—	5,340	—	5,340

Total	29,686,765	28,863,377	29,686,765	28,863,377

12. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer and its board of directors. The Company has one business activity and there are no segment managers who are held accountable for operations. Accordingly, the Company has a single reportable segment structure. All of the Company’s principal operations and decision-making functions are located in the United States.

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North America	$12,498	$3,432	$35,940	$7,867
Rest of world	5,222	3,007	13,406	5,196

Total	$17,720	$6,439	$49,346	$13,063

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Systems	$13,220	$5,352	$35,265	$11,043
Procedure fees	4,500	1,087	14,081	2,020

Total	$17,720	$6,439	$49,346	$13,063

All of the Company’s long-lived assets are located in the United States of America.

13. Subsequent Events

Reverse Stock Split

On October 13, 2011, the Company filed a certificate of amendment to its amended and restated certificate of incorporation that effected a reverse stock split of the Company’s common stock in which each 3.670069 shares of common stock outstanding or held in treasury immediately prior to such time was combined into one share of common stock. The par value of the common stock remained $0.001 per share. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Authorized Share Capital

In October 2011, the Company’s certificate of incorporation was amended and restated to provide for 500,000,000 authorized shares of common stock with a par value of $0.001 per share and 50,000,000 authorized shares of preferred stock with a par value of $0.01 per share.

Initial Public Offering (IPO)

On October 24, 2011, the Company completed its IPO of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The Company received net proceeds of approximately $89.3 million, after deducting underwriting discounts, commissions and offering related transaction costs. Prior to the IPO, certain selling stockholders exercised, on a cash basis, options to purchase 241,000 shares of common stock at an exercise price of $1.25 per share. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock. The consolidated financial statements as of September 30, 2011, including share and per share amounts, do not include the effects of the IPO.

The table below shows, on a pro forma basis, the impact of the Company’s IPO on certain condensed consolidated balance sheet items. The pro forma condensed consolidated balance sheet data below gives effect to conversion of all of our outstanding shares of convertible preferred stock into 24,415,965 shares of common stock and the exercise, on a cash basis, of options to purchase 241,000 shares of common stock by certain selling stockholders. The pro forma condensed consolidated balance sheet data below also gives effect to the sale of 7,743,000 shares of common stock from the IPO at an offering price of $13.00 per share, after deducting the underwriting discounts and commissions and offering related transaction expenses. The amounts presented in the table below are in thousands:

	September 30, 2011	Pro Forma as of September 30, 2011
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,132	$93,701
Total current assets	15,104	104,673
Total assets	$21,198	$110,767

Total current liabilities	$13,880	$13,880
Total non-current liabilities	652	652
Convertible preferred stock	81,164	—
Stockholders’ equity (deficit):
Common stock	5	34
Additional paid-in capital	3,984	174,688
Notes receivable from a stockholder	(245)	(245)
Accumulated deficit	(78,242)	(78,242)

Total stockholder’s equity (deficit)	(74,498)	96,235

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$21,198	$110,767

One of the Company’s principal stockholders, Aisling Capital, an entity affiliated with one of the Company’s directors, purchased 769,231 shares of the Company’s common stock in the Company’s initial public offering at the initial public offering price of $13.00 per share.

Equity Plans

In September 2011, the Company’s board of directors approved the 2011 Equity Incentive Plan (“2011 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”), that became effective upon the completion of the IPO.

The 2011 Plan serves as the successor equity incentive plan to our 2005 Plan and has 89,234 shares of common stock available for issuance plus any shares of common stock issued pursuant to the 2005 Plan or subject to awards granted under the 2005 Plan that are forfeited, repurchased, returned or otherwise become available for issuance in accordance with the terms of the 2005 Plan. In addition, this plan reserve will automatically increase on January 1, 2012 and each subsequent anniversary through January 1, 2021, by an amount equal to the smaller of five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the Company’s board of directors.

There are 470,018 shares of the Company’s common stock available for future grant or issuance under our 2011 ESPP. On the first day of each year, beginning January 1, 2012 and through and including January 1, 2021, the maximum aggregate number of shares of common stock that may be issued under the 2011 ESPP will be increased by a number of shares equal to the smallest of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or b) an amount determined by the Company’s board of directors.

Milestone Payment

In October 2011, the Company made a $1.0 million milestone payment to MGH pursuant to its exclusive license agreement with MGH that was due upon the achievement by the Company cumulative net sales of $70 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on October 19, 2011.

In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We have received regulatory approval or are otherwise free to market CoolSculpting in 46 international markets, where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the abdomen, inner thighs, back, and chest, in addition to the flanks.

In the United States and Canada, we use our direct sales organization to selectively market CoolSculpting. As of September 30, 2011, our direct sales force consisted of 38 professionals. To support the continued roll-out of CoolSculpting, we anticipate that our North America direct sales force will increase to between 60 and 70 sales professionals in the next 12 months. We also intend to seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks.

In markets outside of North America, we sell CoolSculpting through a network of distributors. We intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. As part of that strategy, we intend to opportunistically deploy a direct sales force in select international markets. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenues from markets outside of North America comprised 27.2% and 39.8% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

In October 2011, we completed our initial public offering (“IPO”), at which time we sold a total of 7,743,000 shares of our common stock and certain of our stockholders sold 307,000 shares of our common stock. We received net proceeds of $89.3 million, net of underwriting discounts and commissions and other costs associated with the offering.

Revenues

We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We generated revenues of $49.3 million and $13.1 million for the nine months ended September 30, 2011 and 2010, respectively. As anticipated, both systems and procedure fees revenues during the three months ended September 30, 2011 were negatively impacted by seasonal trends during the late summer months in the United States and Europe due to vacations taken by our physician customers and their patients. We believe that both systems and procedure fees revenues during the third quarter, or the period ended September 30, will continue to be negatively impacted by seasonality.

Systems revenues. Sales of our CoolSculpting System include the CoolSculpting control unit and our CoolSculpting vacuum applicators. We are targeting 4,000 to 5,000 physician practice sites on a global basis that have our target characteristics. Some of our target practices may purchase more than one CoolSculpting System. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. We increased our worldwide installed base of CoolSculpting Systems from 218 units as of September 30, 2010 to 812 units as of September 30, 2011.

Procedure fees revenues. We generate revenues from procedure fees through sales of CoolSculpting procedure packs, each of which includes our consumable gelpads and liners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Procedure fees comprised approximately 29% and 15% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. During the third quarter of 2011, we shipped approximately 44,000 CoolSculpting procedures to our physician customers.

Our business plan focuses on expanding our base of physician customers, and increasing our procedure fees revenues by driving demand for CoolSculpting procedures through our physician and consumer marketing programs. We anticipate that as we implement our business plan our revenues from procedure fees will increase as a percentage of our total revenues.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP. The preparation of our consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions, and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity, and financial condition.

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2011, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Basis of Presentation” in our final Prospectus dated October 18, 2011 as filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933 relating to the Company’s Registration Statement No. 333-175514 on Form S-1.

Results of Operations

The following table shows the amounts of the listed items from our condensed consolidated statements of operations for the periods presented (in thousands, except for percentages):

	Three Months Ended September 30,		% of Total Revenues				Nine Months Ended September 30,		% of Total Revenues
	2011	2010	2011		2010		2011	2010	2011		2010
Revenues	$17,720	$6,439	100%		100%		$49,346	$13,063	100%		100%
Cost of revenues	7,283	3,060	41%		48%		19,632	6,414	40%		49%

Gross profit	10,437	3,379	59%		52%		29,714	6,649	60%		51%

Operating expenses:
Research and development	2,933	2,003	17%		31%		7,540	6,247	15%		48%
Sales and marketing	7,104	2,951	40%		46%		18,672	7,634	38%		58%
General and administrative	3,209	1,381	18%		21%		7,240	3,845	15%		29%

Total operating expenses	13,246	6,335	75%		98%		33,452	17,726	68%		136%

Loss from operations	(2,809)	(2,956)	(16	) %	(46	) %	(3,738)	(11,077)	(8	) %	(85	) %
Interest expense	(24)	(50)	0%		(1)%		(84)	(453)	0%		(3)%
Other income (expense), net	(17)	(40)	0%		(1)%		(412)	(18)	(1)%		0%

Net loss	$(2,850)	$(3,046)	(16	) %	(47)%		$(4,234)	$(11,548)	(9)%		(88)%

Comparison of Three Months Ended September 30, 2011 and 2010

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Revenues	$17,720	$6,439	$11,281	175%
Cost of revenues	7,283	3,060	4,223	138

Gross profit	10,437	3,379	7,058	209

Operating expenses:
Research and development	2,933	2,003	930	46
Sales and marketing	7,104	2,951	4,153	141
General and administrative	3,209	1,381	1,828	132

Total operating expenses	13,246	6,335	6,911	109

Loss from operations	(2,809)	(2,956)	147	(5)
Interest expense	(24)	(50)	26	(52)
Other income (expense), net	(17)	(40)	23	(58)

Net loss	$(2,850)	$(3,046)	$196	(6)%

Revenues

The following table sets forth revenue by product expressed as dollar amounts (in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Systems	$13,220	$5,352	$7,868	147%
Procedure fees	4,500	1,087	3,413	314

Total	$17,720	$6,439	$11,281	175%

Total revenues increased by $11.3 million, or 175%, to $17.7 million in the three months ended September 30, 2011 compared to $6.4 million during the same period in 2010.

Systems revenues. Systems revenues increased by $7.9 million to $13.2 million in the three months ended September 30, 2011 compared to $5.3 million during the same period in 2010. Systems revenues represented 75% and 83% of total revenues for the three months ended September 30, 2011 and 2010, respectively. The increase in systems revenues was primarily due to growing physician demand for CoolSculpting Systems driven by our physician marketing programs, obtaining our 510(k) clearance to market our CoolSculpting System for the selective reduction of fat, and an increased number of direct sales representatives in North America and distributors outside of North America promoting CoolSculpting.

Procedure fees revenues. Procedure fees revenues increased by $3.4 million to $4.5 million in the three months ended September 30, 2011 compared to $1.1 million during the same period in 2010. Procedure fees revenues represented 25% and 17% of total revenues for the three months ended September 30, 2011 and 2010, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of revenues. Cost of revenues increased by $4.2 million, or 138%, to $7.3 million in the three months ended September 30, 2011 compared to $3.1 million during the same period in 2010. The increase in cost of revenues was primarily due to the increase in volume of CoolSculpting Systems and procedure packs sold. Cost of revenues as a percentage of total revenues decreased from 48% to 41% of total revenues for the three months ended September 30, 2011 compared to the same period in 2010 due to improved utilization of personnel, benefits and manufacturing overhead costs which increased at a much lower rate than the increase in revenues as well as cost savings resulted from outsourcing the manufacture of our control units, some applicators and CoolCards to a third party starting in the second quarter of 2010.

Research and development. Research and development expenses increased by $0.9 million, or 46%, to $2.9 million in the three months ended September 30, 2011 compared to $2.0 million in the same period in 2010. The increase in research and development expenses was primarily due to an increase of $0.1 million in payroll related costs resulting from an increase in headcount, a higher stock-based compensation expense by approximately $0.2 million, an increase of $0.2 million in recruiting expenses, and an increase in development costs of $0.4 million primarily due to CoolFlex product related write-offs pursuant to the discontinuation of the CoolFlex program.

Sales and marketing. Sales and marketing expenses increased by $4.2 million, or 141%, to $7.1 million in the three months ended September 30, 2011 compared to $3.0 million for the same period in 2010. The increase in sales and marketing expenses was due to a $1.1 million increase in payroll related costs, a $0.6 million increase in travel expenses, a $0.5 million increase in sales commissions and a $1.2 million increase in marketing expenditures primarily due to the expansion of the North American sales force and marketing team. The remaining increase is attributed to a higher allocation of IT and facilities costs, higher stock-based compensation expenses and higher consulting expenses during the three months ended September 30, 2011.

General and administrative. General and administrative expenses increased by $1.8 million, or 132%, to $3.2 million for the three months ended September 30, 2011 compared to $1.4 million for the same period in 2010. The increase in general and administrative expenses was primarily due to an increase in accounting costs of $1.1 million related to the preparation for the IPO and a $0.3 million increase in payroll related costs resulting from an increase in headcount.

Interest expense. Interest expense decreased by $26,000 to $24,000 for the three months ended September 30, 2011 compared to $50,000 for the same period in 2010. The decrease in interest expense was primarily due to lower interest payments on our notes payable.

Other income (expense), net. Other income (expense), net, for 2011 was an expense of $17,000 compared to $40,000 of expense in 2010. The increase in the expense is primarily related to the loss incurred on the change in fair value of the convertible preferred stock warrant.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table shows the amounts of the listed items from our statements of operations for the periods presented, showing period-over-period changes (in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Revenues	$49,346	$13,063	$36,283	278%
Cost of revenues	19,632	6,414	13,218	206

Gross profit	29,714	6,649	23,065	347

Operating expenses:
Research and development	7,540	6,247	1,293	21
Sales and marketing	18,672	7,634	11,038	145
General and administrative	7,240	3,845	3,395	88

Total operating expenses	33,452	17,726	15,726	89

Loss from operations	(3,738)	(11,077)	7,339	(66)
Interest expense	(84)	(453)	369	(81)
Other income (expense), net	(412)	(18)	(394)	2,189

Net loss	$(4,234)	$(11,548)	$7,314	(63)%

Revenues

The following table sets forth revenue by product expressed as dollar amounts (in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
Systems	$35,265	$11,043	$24,222	219%
Procedure fees	14,081	2,020	12,061	597

Total	$49,346	$13,063	$36,283	278%

Total revenues increased by $36.3 million, or 278%, to $49.3 million in the nine months ended September 30, 2011 compared to $13.1 million during the same period in 2010.

Systems revenues. Systems revenues increased by $24.2 million to $35.3 million in the nine months ended September 30, 2011 compared to $11.0 million during the same period in 2010. Systems revenues represented 71% and 85% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. The increase in systems revenues was primarily due to growing physician demand for CoolSculpting Systems driven by our physician marketing programs, obtaining our 510(k) clearance to market our CoolSculpting System for the selective reduction of fat, and an increased number of direct sales representatives in North America and distributors outside of North America promoting CoolSculpting.

Procedure fees revenues. Procedure fees revenues increased by $12.1 million to $14.1 million in the nine months ended September 30, 2011 compared to $2.0 million during the same period in 2010. Procedure fees revenues represented 29% and 15% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of revenues. Cost of revenues increased by $13.2 million, or 206%, to $19.6 million in the nine months ended September 30, 2011 compared to $6.4 million during the same period in 2010. The increase in cost of revenues was primarily due to the increase in volume of CoolSculpting Systems and procedure packs sold. Cost of revenues as a percentage of total revenues decreased from 49% to 40% of total revenues for the nine months ended September 30, 2011 compared to the same period in 2010 due to improved utilization of personnel, benefits and manufacturing overhead costs which increased at a much lower rate than the increase in revenues as well as cost savings resulted from outsourcing the manufacture of our control units, some applicators and CoolCards to a third party starting in the second quarter of 2010.

Research and development. Research and development expenses increased by $1.3 million, or 21%, to $7.5 million in the nine months ended September 30, 2011 compared to $6.2 million in the same period in 2010. The increase in research and development expenses was primarily due to an increase in payroll related costs of $0.4 million resulting from an increase in headcount, a higher stock-based compensation expense by approximately $0.3 million and an increase in development costs of $0.6 million, comprised mostly of $0.4 million in CoolFlex product write-offs pursuant to the discontinuation of the CoolFlex program and $0.1 million in engineering design costs.

Sales and marketing. Sales and marketing expenses increased by $11.0 million, or 145%, to $18.7 million in the nine months ended September 30, 2011 compared to $7.6 million for the same period in 2010. The increase in sales and marketing expenses was due to a $2.6 million increase in payroll related costs, a $1.4 million increase in travel expenses, a $1.9 million increase in sales commissions and a $2.9 million increase in marketing expenditures primarily due to the expansion of the North American sales force and marketing team. The remaining increase is attributed to a higher allocation of IT and facilities costs, higher stock-based compensation expenses and higher consulting expenses.

General and administrative. General and administrative expenses increased by $3.4 million, or 88%, to $7.2 million for the nine months ended September 30, 2011, compared to $3.8 million for the same period in 2010. The increase in general and administrative expenses was primarily due to an increase in payroll related costs of $0.4 million resulting from an increase in headcount, a higher bonus expense by approximately $0.2 million, higher consulting costs of $0.2 million and higher travel expenses of $0.2 million and higher accounting and auditing fees of approximately $2.1 million incurred in preparation for the IPO.

Interest expense. Interest expense decreased by $0.4 million to $84,000 for the nine months ended September 30, 2011 compared to $0.5 million for the same period in 2010. The decrease in interest expense was primarily due to the conversion of our bridge loan into the Series D-1 convertible preferred stock financing in May 2010.

Other income (expense), net. Other income (expense), net, for 2011 was an expense of $0.4 million compared to $18,000 in 2010 primarily related to the loss incurred on the change in fair value of the convertible preferred stock warrant.

Liquidity and Capital Resources

(In Thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$4,132	$12,667
Accounts receivable, net	5,631	613
Accounts payable and accrued liabilities	12,693	7,143
Working capital (1)	1,224	7,694

(1)	Working capital consists of total current assets less total current liabilities.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(5,198)	$(10,299)
Net cash used in investing activities	(1,159)	(307)
Net cash provided by (used in) financing activities	(2,178)	19,340

Net increase (decrease) in cash and cash equivalents	$(8,535)	$8,734

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

Operating activities. Net cash used in operating activities was $5.2 million during the nine months ended September 30, 2011 and consisted of a net loss of $4.2 million and a net change in operating assets and liabilities of $3.6 million, offset by non-cash items of $2.6 million. Non-cash items for the nine months ended September 30, 2011 consisted primarily of a stock-based compensation expense of $1.3 million, a change in fair value of preferred stock warrant liability of $0.4 million, a depreciation and amortization expense of $0.6 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in accounts payable, accrued and other non-current liabilities of $3.5 million due to purchases and expenses incurred as a result of the growth in our business activities and preparation for the IPO and a decrease of $0.2 million in prepaid expenses and other assets that increased our cash flow from operating activities partially offset by an increase in accounts receivable of $5.0 million attributed to a larger number of customers with extended credit terms as well as timing delays with processing customer credit card purchases and transactions financed by third party financial institutions and an increase in inventory of $2.1 million that reduced our cash flow from operating activities.

Net cash used in operating activities was $10.3 million during the nine months ended September 30, 2010 and consisted of a net loss of $11.5 million, offset by non-cash items of $1.2 million and an insignificant net change in operating assets and liabilities. Non-cash items for the nine months ended September 30, 2010 consisted primarily of a stock-based compensation expense of $0.8 million and a depreciation expense of $0.4 million. The significant items in the change in operating assets and liabilities include the increase in accounts payable, accrued and other non-current liabilities of $3.1 million due to purchases and expenses incurred as a result of the growth in our business activities partially offset by an increase in inventory of $1.1 million, accounts receivable of $0.9 million and an increase in prepaid expenses and other assets of $0.8 million.

Investing activities. Net cash used in investing activities was $1.2 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. The amounts related entirely to purchases of property and equipment and changes in our restricted cash balances. Purchases of property and equipment were primarily for tooling equipment to support our research and development and manufacturing activities. During nine months ended September 30, 2010, restricted cash was comprised of certificates of deposit that collateralize our available credit for our corporate credit cards and default risk on the building lease agreement. The restricted cash balance decreased by $0.2 million during the nine months ended September 30, 2011, as the certificate of deposit to collateralize our credit for our corporate credit cards was no longer required.

Financing activities. In October 2011, we received proceeds of $89.3 million, net of offering costs. Net cash used in financing activities during the nine months ended September 30, 2011 of $2.2 million consisted of the repayment of notes payable of $1.2 million and deferred IPO costs of $1.2 million offset by issuance of common stock upon the exercise of stock options of $0.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2010 of $19.3 million consisted of net proceeds from the sale of our Series D-1 and D-2 convertible preferred stock of $15.1 million, proceeds from the issuance of the second tranche of a bridge loan of $5.0 million and $0.1 million from the issuance of common stock upon the exercise of stock options offset by the repayment of notes payable of $0.9 million.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include future estimated payments for milestone payments under our license agreement with MGH, operating lease obligations, and payment of our outstanding indebtedness. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table in order to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of September 30, 2011 (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Milestone payments	$7,000	$7,000	$—	$—	$—
Operating lease obligations	1,903	791	1,112	—	—
Indebtedness	641	641	—	—	—

Total	$9,544	$8,432	$1,112	$—	$—

License Agreement with MGH

In May 2005, the Company entered into a license assignment agreement with the General Hospital Corporation, a not for profit Massachusetts corporation, which owns and operates the Massachusetts General Hospital, or MGH. The Company obtained an exclusive license to develop and commercialize the patent and the core technology that underlies its CoolSculpting System. The Company conducted development from 2005 through 2009, and thereafter started commercialization of the products. The agreement will remain in full force and effect for the later of (i) the life of any patents that issue from the underlying patent applications, which are expected to expire in 2023 or (ii) one year after the last commercial sale for which a royalty is due to MGH, unless terminated in accordance with its terms and conditions. MGH may terminate the agreement upon the Company’s insolvency, failure to maintain insurance, breach of the agreement, failure to satisfy the Company’s development progress obligations, or failure to make required payments. The Company may terminate the agreement for any reason upon 90 days’ advance written notice to MGH. In management’s opinion, the Company has complied with its contractual requirements to date.

The Company is obligated to make various payments to MGH, including (i) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting and (ii) milestone payments. During the year ended December 31, 2010, the Company made MGH a $1.1 million milestone payment upon receipt of FDA clearance to market its CoolSculpting System for the selective reduction of fat. The additional $1 million milestone payment to MGH was accrued as of September 30, 2011, as the Company had achieved cumulative net sales (as defined in the agreement) of $70 million, and was made to MGH in October 2011. The remaining milestone payment of $6 million is due on December 2, 2011, as the Company completed its IPO on October 24, 2011. MGH may elect to receive up to 50% of each of the remaining milestone payments in our common stock, subject to a cap on the total percentage of our common stock on a fully-diluted basis.

All payments made to MGH prior to the FDA product approval were expensed as incurred as research and development costs. Milestone payments made beginning on the date of FDA approval are capitalized and amortized into cost of revenues using the straight-line method over the estimated remaining useful life of the technology. Royalty payments are accrued as the Company recognizes revenues, and are included in cost of revenues.

Loan Agreement

In January 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to the Company in three separate tranches. Tranche A, for $1.5 million, was received by the Company in January 2009. Tranche B, for $2.0 million, was received by the Company on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable are collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carry an interest rate of 7.28% per annum. The repayment of principal, plus interest, is via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche. As of December 31, 2010, the Company was in compliance with the terms of the Loan Agreement, except for the covenant to deliver audited financial statements to the lender within 180 days from December 31, 2010. The Company obtained a waiver of this covenant from the lender and subsequently delivered audited financial statements to the lender in accordance with the term of the waiver. As of September 30, 2011, the Company was in compliance with the terms of the Loan Agreement.

In accordance with the Loan Agreement, the Company issued a warrant to the financial institution in January 2009 to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as debt discount at issuance and is being amortized to interest expense over the term of the notes.

The following is a schedule of payments due on notes payable as of September 30, 2011 (in thousands):

Year Ending December 31:	Amount
2011	$353
2012	319

Total payments due	672
Less:
Unamortized discount and interest	(31)
Current portion	(641)

Notes payable, net of current portion	$—

Lease Commitments

The Company’s facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2011 and 2010 was $205,000 and $176,000, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $650,000 and $514,000, respectively.

Future minimum lease payments under the noncancelable operating lease as of September 30, 2011 are as follows (in thousands):

Year Ending December 31:
2011	$211
2012	797
2013	895

Total future minimum lease payments	$1,903

Warranty

The Company provides a limited warranty on its products, three years for control units and one year for applicators. The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at the beginning of the period	$519	$23
Additions	754	159
Deductions	(512)	(112)

Balance at the end of the period	$761	$70

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level three fair value measurements. The guidance is effective for us prospectively beginning in the first quarter of fiscal 2012. We are currently evaluating the impact this guidance may have on our financial position, results of operations, and cash flows.

In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, we can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are planning to adopt this guidance as of January 1, 2012 on a retrospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

Off-balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In the normal course of business, we enter into contracts that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations, and accordingly, we believe that the estimated fair value of these indemnification obligations is minimal and we have not accrued any amounts for these obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. We are not exposed to foreign currency exchange risk in that we invoice revenues in U.S. dollars and receive payments in U.S. dollars.

Interest Rate Fluctuations

Our investments include cash and cash equivalents, which consist of cash and money market accounts, and are held for working capital purposes. We had cash and cash equivalents of $4.1 million and $12.7 million as of September 30, 2011 and December 31, 2010, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risks due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

We also have fixed interest rate notes payable which are collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 10% change in interest rates would have no impact on our borrowing or results of operations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and our results of operations.

Foreign Exchange

Our exposure to foreign currency exchange risk has been insignificant because both our revenues and the majority of our expenses are incurred and paid in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Related to Our Business

We have limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering, building our manufacturing capabilities, and seeking regulatory clearances and approvals to market our first product, the CoolSculpting System. We have incurred significant net losses since our inception, including net losses of approximately $21.1 million in 2008, $17.6 million in 2009, $13.5 million in 2010 and $4.2 million for the nine months ended September 30, 2011. At September 30, 2011, we had an accumulated deficit of approximately $78.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•

our commercialization strategy and whether the revenues from sales of our CoolSculpting System and procedure fees from CoolSculpting treatments will be sufficient to offset the expenses we incur in connection with our commercialization activities;

•

the time, resources, and expense required to develop and conduct clinical trials and seek additional regulatory clearances and approvals for additional treatment indications for CoolSculpting and for any additional products we develop;

•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	any product liability or other lawsuits related to our products and the costs associated with defending them or the results of such lawsuits;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenues from CoolSculpting. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for CoolSculpting could have an immediate and material adverse impact on our business and financial condition.

It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

Our limited operating history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. A number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	physician demand for purchasing CoolSculpting Systems may vary from quarter to quarter;

•	the inability for physicians to obtain any necessary financing;

•	changes in the length of the sales process;

•	performance of our international distributors;

•	positive or negative media coverage of CoolSculpting, the procedures or products of our competitors, or our industry;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;

•	seasonal or other variations in patient demand for aesthetic procedures;

•	introduction of new aesthetic procedures or products that compete with CoolSculpting; and

•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

We are dependent upon the success of CoolSculpting, which has a limited commercial history. If the market acceptance for CoolSculpting fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting procedure fees will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks in the United States and are approved or are otherwise free to market CoolSculpting in 46 international markets, the degree of market acceptance of CoolSculpting by physicians and patients is unproven. We believe that market acceptance of CoolSculpting will depend on many factors, including:

•	the perceived advantages or disadvantages of CoolSculpting compared to other aesthetic products and treatments;

•	the safety and efficacy of CoolSculpting relative to other aesthetic products and alternative treatments;

•	the price of CoolSculpting relative to other aesthetic products and alternative treatments;

•	our success in expanding our sales and marketing organization;

•	the effectiveness of our marketing, advertising, and commercialization initiatives;

•	our success in maintaining the premium pricing for CoolSculpting through our select distribution model and physician marketing initiatives;

•	the willingness of patients to wait up to two to four months post-treatment to notice the aesthetic results of a CoolSculpting procedure; and

•	our ability to obtain regulatory clearance to market CoolSculpting for additional treatment indications in the United States.

We cannot assure you that CoolSculpting will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting Systems and from fees associated with each CoolSculpting procedure, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently only have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles.” This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit physician and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting System are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

Our success depends on growing physician adoption and use of CoolSculpting.

Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase our CoolSculpting System and make CoolSculpting a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our CoolSculpting System and the revenue that a physician can derive from performing CoolSculpting procedures are compelling when compared to the costs and revenues associated with alternative aesthetic treatments the physician may offer. Alternative treatments may be invasive, minimally-invasive, or non-invasive and, we must, in some cases, overcome a bias against non-invasive aesthetic procedures for fat reduction, principally from plastic surgeons. In addition, we believe our marketing programs, including our co-op physician marketing programs, will be critical in driving additional CoolSculpting procedures, but these programs require physician commitment and involvement to succeed. If we are unable to increase physician adoption and use of CoolSculpting, our financial performance will be adversely affected.

If there is not sufficient patient demand for CoolSculpting procedures, our financial results and future prospects will be harmed.

The CoolSculpting procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo a CoolSculpting procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs, including our co-op physician marketing initiatives, as to which we have limited experience;

•	the extent to which our physician customers recommend CoolSculpting to their patients;

•	our success in attracting consumers who have not previously purchased an aesthetic procedure;

•	the extent to which our CoolSculpting procedure satisfies patient expectations;

•	our ability to properly train our physician customers in the use of CoolSculpting such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety, and effectiveness of CoolSculpting versus other aesthetic treatments;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and CoolSculpting in particular;

•	the success of any direct-to-consumer marketing efforts we initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.

Our financial performance will be materially harmed in the event we cannot generate significant patient demand for CoolSculpting.

Our success depends in part upon patient satisfaction with the effectiveness of CoolSculpting.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of CoolSculpting. Our clinical studies demonstrate that a single CoolSculpting procedure noticeably and measurably reduces the fat layer within a treated fat bulge without requiring diet or exercise. However, we designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges but are not obese. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are better candidates for invasive and minimally-invasive procedures. In addition, results obtained from a CoolSculpting procedure occur gradually over a period of two to four months after treatment and patient perception of their results may vary. Although we train our physician customers to select the appropriate patient candidates for a CoolSculpting procedure, explain to their patients the time period over which the results from a CoolSculpting procedure will occur, and take before and after photographs of a patient, our physician customers may not select appropriate patient candidates or CoolSculpting may produce results that may not meet patients’ expectations. If patients are not satisfied with the aesthetic benefits of CoolSculpting, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

We have limited experience with our direct sales and marketing force and any failure to build and manage our direct sales and marketing force effectively could have a material adverse effect on our business.

We rely on a direct sales force to sell CoolSculpting in the United States and Canada. In order to meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization in these countries significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

•	hire qualified individuals as needed;

•	generate sufficient leads within our target physician group for our sales force;

•	provide adequate training for the effective sale and marketing of CoolSculpting;

•	retain and motivate our direct sales and marketing professionals; and

•	effectively oversee geographically dispersed sales and marketing teams.

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of our CoolSculpting Systems, which would cause our revenues to be lower than expected and harm our results of operations.

To market and sell CoolSculpting in markets outside of North America, we depend on third-party distributors.

We currently depend exclusively on third-party distributors to sell, market, and service our CoolSculpting Systems in markets outside of North America and to train our physician customers in such markets. We may need to engage additional third-party distributors to expand in new markets outside of North America. We are subject to a number of risks associated with our dependence on these third parties, including:

•	we lack day-to-day control over the activities of third-party distributors;

•	third-party distributors may not commit the necessary resources to market, sell, and service our systems to the level of our expectations;

•	third-party distributors may not be as selective as we would be in choosing physicians to purchase CoolSculpting Systems or as effective in training physicians in marketing and patient selection;

•	third-party distributors may terminate their arrangements with us on limited, or no, notice or may change the terms of these arrangements in a manner unfavorable to us; and

•

disagreements with our distributors could require or result in costly and time-consuming litigation or arbitration which we could be required to conduct in jurisdictions with which we are not familiar.

If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition.

To successfully market and sell CoolSculpting in markets outside of North America, we must address many issues with which we have limited experience.

Sales in markets outside of North America accounted for approximately 34% of our revenue for 2010 and 27% of our revenue for the nine months ended September 30, 2011. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	reduced or varied protection for intellectual property rights in some countries;

•	export restrictions, trade regulations, and foreign tax laws;

•	fluctuations in currency exchange rates;

•	foreign certification and regulatory clearance or approval requirements;

•	difficulties in developing effective marketing campaigns in unfamiliar foreign countries;

•	customs clearance and shipping delays;

•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;

•	preference for locally produced products;

•

potentially adverse tax consequences, including the complexities of foreign value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws and different legal standards; and

•	increased financial accounting and reporting burdens and complexities.

If one or more of these risks were realized, it could require us to dedicate significant financial and management resources and our revenue may decline.

Our inability to effectively compete with our competitors may prevent us from achieving significant market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. This product does not eliminate fat cells, however, which is the key factor in CoolSculpting’s treatment results and durability. In addition, the patient is required to undergo multiple treatments and is required to adopt a special diet and exercise program as part of the treatment protocol. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring, which Solta Medical, Inc., a publicly traded company, recently announced it was acquiring. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. The ultrasound energy-based product has not been launched for sale in the United States as of the date of this prospectus. Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. For example, multiple ultrasound based products have been cleared for marketing outside the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.

We also generally compete against medical technology and aesthetic companies, including those offering products and technologies unrelated to fat reduction, for physician resources and mindshare. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay purchasing, or not to purchase, our CoolSculpting System.

Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competing in the medical technology and aesthetic markets could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

We and our third-party manufacturing partners have limited experience in producing our CoolSculpting System, and if we are unable to manufacture our CoolSculpting System in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

Prior to receiving FDA clearance in 2009, we manufactured our CoolSculpting System in limited quantities sufficient only to meet the needs of our clinical studies. We currently manufacture our CoolSculpting System and related procedure packs, containing disposable gel pads and liners, through a combination of direct manufacturing at our facility in Pleasanton, California and through third-party manufacturers. To manufacture our CoolSculpting System in the quantities that we believe will be required to meet anticipated market demand, we and our third-party manufacturers will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities will require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If there is a disruption to our or our third-party manufacturers’ operations, we will have no other means of producing our CoolSculpting Systems until we restore the affected facilities or develop alternative manufacturing facilities. Additionally, any damage to or destruction of our or our third-party manufacturers’ facilities or equipment may significantly impair our ability to manufacture CoolSculpting Systems on a timely basis.

If we or our third-party manufacturers are unable to produce CoolSculpting Systems in sufficient quantities to meet anticipated customer demand, our revenues, business, and financial prospects would be harmed. The lack of experience we and our manufacturing partners have in producing commercial quantities of our CoolSculpting System may also result in quality issues, and result in product recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our CoolSculpting System and procedure packs to market, harm our reputation, and decrease our revenues. Any recall could be expensive and generate negative publicity, which could impair our ability to market our CoolSculpting System and further affect our results of operations.

We outsource the manufacturing of key elements of our CoolSculpting System to a single third-party manufacturer.

OnCore Manufacturing LLC, or OnCore, manufactures our CoolSculpting control units, our CoolMax applicators, and our CoolCards used with our CoolSculpting System. In addition, our disposable liners are manufactured by Coastline International, Inc. in Tijuana, Mexico. If the operations of third-party manufacturers, especially OnCore, are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

Our manufacturing operations and those of our key third-party manufacturers are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Our CoolSculpting System contains two critical components, the integrated circuit contained in the CoolSculpting control unit, which is manufactured by Renesas Electronics Corporation in Japan, and the connector that attaches our applicators to the control unit, which is manufactured by Hypertronics Corporation in Hudson, Massachusetts. The single source suppliers of these two critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders and, although we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies at OnCore, our contract manufacturer, as well as at least three months supply of connectors to support open purchase orders, such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these manufacturers. In addition, several other non-critical components and materials that comprise our CoolSculpting System are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our CoolSculpting System until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our brand reputation caused by defective components produced by our suppliers;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

We forecast sales to determine requirements for components and materials used in our CoolSculpting System, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components, and finished products on hand. To manage our operations with our third-party manufacturers and suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our CoolSculpting System require an order lead time of six months. Our limited historical commercial experience and rapid growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands, our demand for components and materials increase beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our CoolSculpting System to our customers. In contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our physician customers have with our business.

Even though our CoolSculpting System is marketed solely to physicians, there exists a potential for misuse, which could harm our reputation and our business.

We and our independent distributors market and sell CoolSculpting solely to physicians. Under state law in the United States, our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform CoolSculpting procedures under their direct supervision. Similarly, in markets outside of the United States, physicians can allow non-physicians to perform CoolSculpting procedures under their supervision. Although we and our distributors provide training on the use of CoolSculpting Systems, we do not supervise the procedures performed with our CoolSculpting System, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of our CoolSculpting System by physicians and non-physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material, or workmanship, or misuse of our CoolSculpting System, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

If our CoolSculpting System is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misusing our CoolSculpting System or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us. We currently have product liability insurance, but it may not be adequate to cover us against potential liability. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

Third parties may attempt to produce counterfeit versions of our products and may harm our ability to collect procedure fees, negatively affect our reputation, or harm patients and subject us to product liability.

Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect procedure fees may be compromised. Procedure fees constituted approximately 17% and approximately 29% of our revenues for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively, and an inability to collect them in the future would have a material adverse affect on our results of operations.

In addition, if counterfeit products are used with or in place of our own, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.

We have increased the size of our company significantly and over a short period, and difficulties managing our growth could adversely affect our business, operating results, and financial condition.

We have increased our headcount from 64 at January 1, 2010 to 148 at September 30, 2011, and plan to continue to hire a substantial number of additional employees as we increase our commercialization activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire, and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience, and efforts of our executive officers and other key employees. We do not have employment contracts with any of our executive officers or other key employees that require these officers to stay with us for any period of time. Any of our executive officers and other key employees may terminate their employment with us at any time. The loss of any of our executive officers and other key employees could weaken our management expertise and harm our business operations. We only maintain key man insurance for our chief executive officer.

In addition, our ability to retain our skilled employees and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain our existing employees. We will face significant challenges and risks in hiring, training, managing, and retaining sales and marketing, product development, financial reporting, and regulatory compliance employees, many of whom are geographically dispersed. Failure to attract and retain personnel, particularly our sales and marketing, product development, financial reporting, and regulatory compliance personnel, would materially harm our ability to compete effectively and grow our business.

We may need to raise additional funds in the future, and such funds may not be available on a timely basis, or at all.

Until such time, if ever, as we can generate substantial revenues from sales of our CoolSculpting System and from CoolSculpting procedure fees, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed or on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in medical technology or aesthetic product companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences, or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies, and products or grant licenses on terms that are not favorable to us.

Our ability to use net operating losses and tax credit carryforwards to offset future tax liabilities may be limited.

We have substantial federal net operating loss carryforwards, or NOLs, and state and federal tax credit carryforwards. A lack of future taxable income would adversely affect our ability to utilize these NOLs and tax credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. If we undergo an ownership change in connection with or after our initial public offering, or IPO, our ability to utilize NOLs and tax credit carryforwards could be limited by Section 382 of the Code. Future changes in our stock ownership, many of the causes of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs and tax credit carryforwards may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of the NOLs and tax credit carryforwards.

Risks Related to Regulation

The regulatory clearance and approval process is expensive, time-consuming, and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our CoolSculpting System and any future products we develop.

We are investing in the research and development of new products and procedures based on our proprietary controlled-cooling technology platform. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting System that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new application for 510(k) clearance or foreign regulatory approvals. For example, we will be required to submit new 510(k) applications to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks.

The 510(k) clearance processes, as well as the process for obtaining foreign approvals, can be expensive, time-consuming, and uncertain. We anticipate that the direct clinical costs to support a 510(k) application for an additional indication for CoolSculpting will range from $0.25 million to $0.5 million. In addition to the time required to conduct clinical trials, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance; however, it may take longer, and 510(k) clearance may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for any product enhancements or new products we develop would result in delayed, or no, realization of revenues from such product enhancements or new products and in substantial additional costs which could decrease our profitability.

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. There can be no assurance that we will successfully maintain the clearances or approvals we have received or may receive in the future. Our clearances can be revoked if safety or effectiveness problems develop. Any failure to maintain compliance with FDA and applicable international regulatory requirements could harm our business, financial condition, and results of operations.

We will be subject to significant liability if we are found to have improperly promoted CoolSculpting for off-label uses.

The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Our current FDA label only permits marketing CoolSculpting in the United States for use on the flanks and restricts us from promoting it for use on other parts of the body. We are aware that CoolSculpting is used by our physician customers on other parts of the body. If we are found to have inappropriately marketed for such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

CoolSculpting may cause or contribute to adverse medical events that we are required to report to the FDA and if we fail to do so, we could be subject to sanctions that would materially harm our business.

FDA regulations require that we report certain information about adverse medical events if our medical devices may have caused or contributed to those adverse events. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA could take action including criminal prosecution, the imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products, or delay in approval or clearance of future products.

We are currently, and in the future our contract manufacturers may be, subject to various governmental regulations related to the manufacturing of CoolSculpting, and we may incur significant expenses to comply with, experience delays in our product commercialization as a result of, and be subject to material sanctions if we or our contract manufacturers violate these regulations.

Our manufacturing processes and facilities are required to comply with the FDA’s Quality System Regulation, or the QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our devices. Although we believe we are compliant with the QSRs, the FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities. We have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies. In addition, we plan to move the entire manufacturing process for our CoolSculpting System to one or more third-party manufacturers. When we do so, such manufacturer(s) will be required to comply with the QSR, and will be subject to inspections. We will have limited ability to ensure that any such third-party manufacturer(s) will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.

Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our third-party manufacturers to take satisfactory corrective action in response to an adverse QSR inspection, can result in, among other things:

•	administrative or judicially-imposed sanctions;

•	injunctions or the imposition of civil penalties;

•	recall or seizure of our products;

•	total or partial suspension of production or distribution;

•	the FDA’s refusal to grant pending future clearance or pre-market approval for our products;

•	withdrawal or suspension of marketing clearances or approvals;

•	clinical holds;

•	warning letters;

•	refusal to permit the import or export of our products; and

•	criminal prosecution of us or our employees.

Any of these actions, in combination or alone, could prevent us from marketing, distributing, or selling our products and would likely harm our business.

In addition, a product defect or regulatory violation could lead to a government-mandated or voluntary recall by us. We believe that the FDA would request that we initiate a voluntary recall or impose a mandatory recall if a product was defective or presented a risk of injury or gross deception. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our shares of common stock to decline and expose us to product liability or other claims, including contractual claims from parties to whom we sold products and harm our reputation with customers. A recall involving our CoolSculpting System would be particularly harmful to our business and financial results and, even if we remedied a particular problem, would have a lasting negative effect on our reputation and demand for our products.

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our products and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, in the future, the FDA may require more burdensome premarket approval of our procedures rather than the 510(k) clearance process we have used to date and anticipate primarily using in the future. Our CoolSculpting Platform is also subject to state regulations which are, in many instances, in flux. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of certain products; and

•	additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for our new products would harm our business, financial condition, and results of operations.

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers, and third-party payers. In March 2010, Congress enacted comprehensive health care reform legislation known as the Patient Protection and Affordable Care Act of 2010, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes new regulatory mandates and other measures designed to constrain medical costs. The PPACA also imposes significant new taxes on medical technology manufacturers that are expected to cost the medical technology industry up to $20 billion over the next decade. The PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. There is no exemption for small companies, and we expect to begin paying the tax in 2013. The PPACA also requires manufacturers to report to the Department of Health and Human Services detailed information about financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects the manufacturer to significant civil monetary penalties. We expect compliance with the PPACA to impose significant administrative and financial burdens on us, which may harm our results of operation.

We may be subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims, and fraud laws, and any violations by us of such laws could result in fines or other penalties.

Our commercial, research, and other financial relationships with healthcare providers and institutions may be subject to various federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payers. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.

State and federal authorities have aggressively targeted medical technology companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct their business. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions which would materially harm our business.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

We are subject to numerous environmental, health and safety laws and regulations, and must maintain licenses or permits, and non-compliance with these laws, regulations, licenses, or permits may expose us to significant costs or liabilities.

We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions and environmental protection, including those governing the generation, storage, handling, use, transportation, and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. If we violate or fail to comply with these laws, regulations, licenses, or permits, we could be fined or otherwise sanctioned by regulators. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, and enforce intellectual property protection covering our CoolSculpting System and any future products we develop, others may be able to make, use, or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success is dependent in part on obtaining, maintaining, and enforcing our intellectual property rights, including our patents and the patents we exclusively license. If we are unable to obtain, maintain, and enforce intellectual property protection covering our CoolSculpting System and any other products we develop, others may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of September 30, 2011, our patent portfolio is comprised of five issued U.S. patents, 44 issued foreign counterpart patents, 18 pending U.S. patent applications, 60 pending foreign counterpart patent applications, and four pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

We have a number of foreign patents and applications, and expect to continue to pursue patent protection in the jurisdictions in which we do or intend to business. However, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

The patent positions of medical technology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States or in many foreign jurisdictions. Both the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. In addition, the U.S. Congress is currently considering legislation that would change provisions of the patent law. We cannot predict future changes U.S. and foreign courts may make in the interpretation of patent laws or changes to patent laws which might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors.

Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations. For example:

•	others may be able to make systems or devices that are similar to ours but that are not covered by the claims of our patents;

•	others may assert that our licensors or we were not the first to make the inventions covered by our issued patents or pending patent applications;

•	our pending patent applications may not result in issued patents;

•	our issued patents may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	the claims of our issued patents or patent applications when issued may not cover our CoolSculpting System or the future products we develop;

•	there may be dominating patents relevant to our controlled-cooling technology of which we are not aware;

•	there may be prior public disclosures that could invalidate our inventions or parts of our inventions of which we are not aware;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States; and

•	we may not develop additional proprietary technologies that are patentable.

From time to time, we analyze our competitors’ products and services, and may in the future seek to enforce our patents or other rights to counter perceived infringement. However, infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Similarly, some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us if we assert our rights against them. Finally, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during this type of litigation.

We rely on a license relationship with Massachusetts General Hospital for much of our core intellectual property, and this arrangement could restrict the scope and enforcement of our intellectual property rights and limit our ability to successfully commercialize our products.

We have exclusively licensed certain intellectual property from the General Hospital Corporation, a not-for-profit Massachusetts Corporation, which owns and operates the Massachusetts General Hospital, or MGH, related to our CoolSculpting System. We rely on MGH to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights we license, and therefore cannot guarantee that these patents and applications will be prosecuted or immediately enforced in a manner consistent with the best interests of our business. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Additionally, we cannot control the publication or other disclosures of research carried out by MGH relating to technology that could otherwise prove patentable.

Pursuant to the terms of the license agreement with MGH, MGH has the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of MGH, and cannot guarantee that we would receive it. We cannot be certain that MGH will allocate sufficient resources or prioritize its or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

We are exploring additional uses of our proprietary controlled-cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We also plan to explore potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty of up to 7% of net sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products are incorporated on the intellectual propriety we licensed from MGH. Any royalty we are required to pay will reduce our income from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

We rely on trade-secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult or impossible to obtain or enforce. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our third-party manufacturers and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. We may now or in the future incorporate open source software in our products’ firmware. Open source software licenses can be ambiguous, and there is a risk that these licenses could be construed to require us to disclose or publish, in source code form, some or all of our proprietary firmware code. Any disclosure of confidential information into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us, which could adversely affect our competitive advantage.

Our CoolSculpting System and any future products or services we develop could be alleged to infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.

Our commercial success depends on our ability to develop, manufacture, and market our CoolSculpting System and use our proprietary controlled-cooling technology without infringing the patents and other proprietary rights of third parties. As the medical technology and aesthetic product industries expand and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our products may infringe or may be alleged to infringe these patents.

In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications. Another party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the Patent and Trademark Office, or PTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

There is substantial litigation involving patent and other intellectual property rights in the medical technology and aesthetic industries generally. If a third party claims that we or any collaborator infringes its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•

substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing our products unless the third party licenses its product rights to us, which it is not required to do at a commercially reasonable price or at all;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products; and

•

redesigning our products or processes so they do not infringe, which may not be possible at all or may require substantial monetary expenditures and time, during which our products may not be available for sale.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile.

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to November 8, 2011, our stock has had low and high sales prices in the range from $13.32 to $17.22 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;

•	changes in estimates of our financial results or recommendations or cessation of coverage by securities analysts;

•	changes in the estimates of the future size and growth rate of our market opportunity;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry, and market conditions;

•	success of competitive technologies and procedures;

•	changes in our pricing policies;

•	announcements of significant new technologies, procedures, or acquisitions by us or our competitors;

•	changes in legislation or regulatory policies, practices or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of our executives and other key employees;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	actual or expected sales of our common stock by the holders of our common stock; and

•	the trading volume of our common stock.

In addition, the stock market in general and the market for medical technology and aesthetic product companies in particular may experience a loss of investor confidence. The stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class-action litigation. Class-action litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

An active trading market for our common stock may not be sustained.

We completed our IPO on October 24, 2011. Following completion of the IPO, an active trading market may not be sustained. The lack of an active market may impair an investor’s ability to sell shares of our common stock at the time or at a price such investor considers reasonable. An inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to acquire other businesses, applications, or technologies using our shares of our common stock as consideration.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of the securities exchange on which we trade and other applicable federal and state securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our business systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the year ending December 31, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing, and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm has not been engaged to perform an audit of our internal control over financial reporting. Our independent registered public accounting firm’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, no such opinion was expressed. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Even after we develop these new procedures additional weaknesses in our internal control over financial reporting may be discovered. In order to fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we or our independent registered public accounting firm are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404 we may be subject to sanctions or investigations by regulatory authorities such as the SEC or the securities exchange on which we trade and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee and compensation committee.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and quotation on the NASDAQ Global Select Market.

As a public company, we will require greater financial resources than we have had as a private company. We cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to delisting on the NASDAQ Global Market, Securities and Exchange Commission investigation, and civil or criminal sanctions.

We do not currently intend to pay dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to invest our future earnings, if any, to fund the development and growth of our business. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, future prospects, restrictions imposed by applicable law, any limitations on payments of dividends present in any debt agreements we may enter into and other factors our Board of Directors may deem relevant. If we do not pay dividends, your ability to achieve a return on our common stock will depend on any future appreciation in the market price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our holders have purchased their common stock.

Our directors, executive officers, and significant stockholders hold a substantial portion of our common stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers, and beneficial holders of 10% or more of our outstanding common stock beneficially own a substantial portion of our outstanding common stock. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

There may be sales of substantial amounts of our common stock, which could cause our stock price to fall.

A significant portion of the shares of our common stock outstanding are currently restricted as a result of securities laws, or lock-up agreements with our underwriters in connection with our IPO. Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur 180 days after October 18, 2011, subject to extension in certain circumstances, approximately 25.8 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. In addition, 769,231 shares of our common stock purchased by Aisling Capital III, LP in our IPO are subject to a lock-up agreement in favor of the underwriters with a 45-day restricted period, subject to extension in certain circumstances. After the expiration of this 45-day lock-up period, the shares purchased by Aisling Capital III, LP in the IPO will be freely tradable, subject to volume and other restrictions applicable to our affiliates under Rule 144. Sales of a substantial number of shares of our common stock after the expiration of applicable lock-up periods, or the perception that these sales could occur, could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current directors and management team, and limit the market price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our board into three classes, with each class serving a staggered three-year term;

•	prohibiting our stockholders from calling a special meeting of stockholders or acting by written consent;

•

permitting our board to issue additional shares of our preferred stock, with such rights, preferences and privileges as they may designate, including the right to approve an acquisition or other changes in control;

•	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;

•	providing that our directors may be removed only for cause;

•	providing that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•

requiring the approval of our Board of Directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management team by making it more difficult for stockholders to replace members of our board, which is responsible for appointing the members of our management.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. The restrictions contained in Section 203 are not applicable to any of our existing stockholders that currently own 15% or more of our outstanding voting stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

1.	From July 1, 2011 to September 30, 2011, we granted options to our employees and directors for the purchase of an aggregate of 692,014 shares of our common stock at a weighted-average exercise price of $10.20 per share pursuant to our 2005 Equity Incentive Plan, as amended (the “2005 Plan”). During this period, stock options to purchase an aggregate of 24,351 shares of our common stock were cancelled without being exercised. The options granted during this period pursuant to our 2005 Plan are subject to vesting over four years from the date of grant, subject to the optionee’s continuous service with us.

2.	From July 1, 2011 to September 30, 2011, we issued and sold to employees, consultants and other service providers an aggregate of 40,088 shares of common stock upon the exercise of options under the 2005 Plan at exercise prices ranging from $0.55 to $2.42 per share, for an aggregate exercise price of approximately $25,658.

3.	From July 1, 2011 to September 30, 2011, we issued 5,340 shares of our common stock upon exercise of common stock warrants at $0.55 per share.

4.	From July 1, 2011 to September 30, 2011, we issued 6,811 shares of our common stock to a consultant for services performed.

5.	We issued 4,684 shares of restricted stock to employees as compensation for services performed.

(b) Use of Proceeds from Public Offering of Common Stock

On October 18, 2011, we completed our initial public offering of common stock (“IPO”) of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The aggregate offering price for shares sold by the Company in the offering was approximately $100.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175514), which was declared effective by the SEC on October 18, 2011. The offering commenced as of October 18, 2011 and did not terminate before all of the securities registered in the registration statement were sold. J. P. Morgan Securities LLC, Goldman, Sachs & Co., William Blair & Company, L.L.C., and Canaccord Genuity Inc. acted as the underwriters. We received net proceeds of approximately $89.3 million, after deducting underwriting discounts and commissions of approximately $7.1 million and offering related transaction costs of approximately $4.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final Prospectus dated October 18, 2011, filed with the SEC pursuant to Rule 424(b) on October 19, 2011. We invested the funds received in registered money market funds.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date: November 16, 2011	By:	/S/ Gordon E. Nye
Gordon E. Nye
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2011	By:	/S/ John F. Howe
John F. Howe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.1	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.