Form 10-K
period 2011-12-31
Zeltiq Aesthetics Inc
filed 2012-03-15
CIK 1415336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35318

ZELTIQ Aesthetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0119051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4698 Willow Road, Suite 100

Pleasanton, CA 94588

(Address of principal executive offices and Zip Code)

(925) 474-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

On March 9, 2012, 34,016,332 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

ZELTIQ Aesthetics, Inc.

FORM 10-K

For the Year Ended December 31, 2011

This Annual Report on Form 10-K for the year ended December 31, 2011, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, financial results are included less than anticipated growth in the number of physicians electing to purchase CoolSculpting Systems, insufficient patient demand for CoolSculpting procedures, our failure to correctly estimate and control our future expenditures, and the success of our sales and marketing as well as those other risks and uncertainties described herein under “Risk Factors”. You are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward- looking statements speak only as of the date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

ZELTIQ Aesthetics, Inc. (“We”, “Our”, “ZELTIQ” or the “Company”) is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which is intended to cause fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissue. We developed CoolSculpting to safely, noticeably, and measurably reduce the fat layer within a treated fat bulge without requiring the patient to diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients, while unable to identify aesthetic benefits in the remaining 12%. There have been several published clinical studies conducted by us and independent physicians, involving more than 100 patients collectively, evaluating the efficacy of CoolSculpting. Certain of these published studies showed that patients achieved noticeable aesthetic benefits from a CoolSculpting procedure only 80% of the time. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We sell our CoolSculpting System to select dermatologists, plastic surgeons, and aesthetic specialists and generate revenue from capital sales of our CoolSculpting System and from procedure fees our physician customers pay us for each CoolSculpting procedure they perform.

The global market for aesthetic procedures is significant and growing. In the United States alone, the American Society of Aesthetic Plastic Surgery, or the ASAPS estimates that consumers spent more than $10.7 billion on aesthetic procedures in 2010. Fat reduction and body contouring are popular aesthetic procedures. Invasive procedures (such as liposuction and tummy, arm, and thigh tucks) and minimally-invasive procedures (such as laser assisted liposuction) effectively reduce fat but involve surgical procedures that require significant physician skill and resources, may involve pain, downtime, and expense for the patient, and carry the risks associated with any surgical procedure. Existing non-invasive procedures, which currently include those based on radiofrequency, laser, or ultrasound energy, avoid the patient downtime and high costs of invasive and minimally-invasive procedures, but often are painful, produce limited or inconsistent results, and require multiple treatments, ongoing maintenance treatments, or special patient diet or exercise programs. In addition, existing non-invasive procedures are not capable of selectively targeting fat cells, which can lead to damage to the surrounding tissues. Further, the treatment methods used by many existing invasive, minimally-invasive, and non-invasive procedures acutely injure fat cells in the treated area, which leads to fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body’s wound-healing response and can result in scar tissue formation in the treated area. This scar tissue can lead to stiffening of the treated area and limits the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.

We developed CoolSculpting to provide patients with a safe, effective, non-invasive, and convenient procedure to reduce stubborn fat bulges that are not satisfactorily served by existing fat reduction and body contouring procedures. CoolSculpting is clinically proven to reduce fat bulges in a 60-minute procedure, allowing most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures. Further, these results are achieved without the pain, multiple procedures, maintenance, and diet and exercise programs required with other non-invasive procedures. Because the fat layer in the treated area is reduced by eliminating fat cells that will not be replaced by the body, we believe the aesthetic benefits patients achieve through CoolSculpting will be durable. In addition, patients can elect to repeat the CoolSculpting procedure multiple times on the same treatment area if they desire further fat reduction. Due to these advantages, we believe CoolSculpting is appealing to both aesthetic veterans, those existing consumers who have previously had one or more aesthetic procedures, and to aesthetic neophytes, those consumers who have not previously elected to undergo an aesthetic procedure.

We designed our CoolSculpting System to specifically treat fat bulges. While there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, patients who are obese are not typically good candidates for CoolSculpting because these individuals may not have specific fat bulges but typically have body areas that require significant fat reduction. As a result, these individuals are unlikely to obtain noticeable aesthetic results from a CoolSculpting treatment. We offer training to our physician customers to better enable them to identify those patients whose aesthetic appearance will be noticeably improved by the reduction of their fat bulges through CoolSculpting.

Physicians can market CoolSculpting as a premium, highly-differentiated, non-invasive fat reduction procedure. Based on our commercial data, we believe physicians can recoup their capital expenditures within six months on average assuming modest use. In addition, the CoolSculpting procedure is not technique-dependent, does not require significant training or skill, and is largely automated. Once the procedure is initiated, the CoolSculpting System is self-monitoring, allowing the physician to see and treat other patients or perform concurrent procedures (such as injections or other dermal treatments) on the same patient during the balance of the 60-minute CoolSculpting procedure. Further, we believe CoolSculpting’s appeal will allow physicians to target the aesthetic neophyte market and expand their aesthetic practices.

We selectively market CoolSculpting to dermatologists, plastic surgeons, and aesthetic specialists. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are not board-certified dermatologists or plastic surgeons. According to a market research study we commissioned through Easton Associates, there are currently over 70,000 physicians who perform aesthetic procedures at approximately 30,000 practice sites worldwide, including over 16,000 physicians and approximately 8,000 practice sites within the United States and Canada. We intend to place our CoolSculpting System with 4,000 to 5,000 physician practice sites on a global basis. Some of our target practices have purchased or may elect to purchase more than one CoolSculpting System. We utilize our direct sales organization to selectively market and sell CoolSculpting in the United States and Canada, our North American markets. In our markets located outside of North America, we market and sell CoolSculpting through a network of distributors. Currently, we are transitioning to direct sales in select key international markets. Our sales force and distributors target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. Our 47 markets outside of North America are located in Asia-Pacific (including Korea and Singapore), Europe, the Middle East, and Africa (including Russia, the United Kingdom and Germany), and South America (including Brazil). Revenues from markets outside of North America comprised 26%, 34%, and 59% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. We are driving growth in CoolSculpting procedures through our physician marketing programs, which provide physicians with sales training, practice marketing, and support services. After we establish a significant installed base of CoolSculpting Systems in specific markets, we plan to use targeted consumer marketing, advertising, and promotional activities in these markets to drive demand for CoolSculpting.

We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. As of December 31, 2011, we had an installed base of 967 CoolSculpting Systems. As of December 31, 2011, over 245,000 CoolSculpting procedures had been shipped to our physician customers and distributors. We generated revenues of $68.1 million, $25.5 million, and $1.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. Procedure fees comprised 32% of our revenues for the year ended December 31, 2011, 17% of our revenues for the year ended December 31, 2010, and 8% of our revenues for the year ended December 31, 2009. We had net losses of approximately $9.6 million, $13.5 million, and $17.6 million, respectively, for the same periods.

On October 24, 2011, we completed our initial public offering (“IPO”) of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by us and 307,000 shares were sold by existing stockholders. We received net proceeds of approximately $90.7 million, after deducting underwriting discounts, commissions, and offering related transaction costs.

Our business is dependent upon the success of CoolSculpting, and we cannot assure you that we will be successful in significantly expanding physician and patient demand for CoolSculpting. In addition, we will continue to incur significant expenses for the foreseeable future as we expand our commercialization and other business activities, and as a result, we cannot assure you that we will be able to achieve or maintain our profitability.

Market Overview

The global market for aesthetic procedures is significant and growing. The ASAPS estimates that U.S. consumers spent more than $10.7 billion on 9.3 million aesthetic procedures in 2010. According to the ASAPS, total aesthetic procedures in the United States have experienced a 12% compound annual growth rate between 1997 and 2010, with non-surgical aesthetic procedures experiencing a 16% compound annual growth rate during this same period. The International Society of Aesthetic Plastic Surgery, or the ISAPS, conducted a survey of plastic surgeons in the top 25 countries for aesthetic procedures, including the United States, and reported that this group performed 17.1 million procedures, including 8.5 million surgical procedures and 8.6 million non-surgical procedures, in 2009. Of these total procedures, approximately 33% (5.7 million) were performed in Asia, 24% (4.2 million) were performed in North America, 21% (3.5 million) were performed in Europe, and 20% (3.4 million) were performed in South America. The aesthetic procedures reported by the ASAPS and ISAPS represent many different types of treatment options and technologies for a variety of conditions. According to the ASAPS, the top five surgical procedures in 2010 were breast augmentation, liposuction, eyelid surgery, abdominoplasty, and breast reduction, and the top five non-surgical procedures in 2010 were Botox® injections, hyaluronic acid injections, laser hair removal, laser skin resurfacing, and chemical peels. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS and ISAPS does not represent the market potential for CoolSculpting or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance.

We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•

Continuing focus on body image and appearance. Both women and men continue to be concerned with their body image and appearance, fueled in part by popular culture’s perpetuation of the ideal thin body type for women and the ideal lean and defined body type for men. Research data indicates that the current media ideal of thinness is achieved by less than 5% of the American population. In addition, the size and wealth of the aging “baby boomer” demographic segment and its desire to retain a youthful appearance have driven the growth in aesthetic procedures.

•

Wide acceptance of aesthetic procedures. According to the ASAPS survey in 2010, 51% of Americans (including 53% of women and 49% of men) approved of cosmetic surgery, and 67% of Americans responded that they would not be embarrassed if their friends or family knew they had undergone a cosmetic procedure.

•

Broader availability of safe non-invasive procedures. Technological developments have resulted in the introduction of a broader range of safe non-invasive aesthetic procedures. According to the ASAPS, non-invasive treatments are growing faster than invasive surgical procedures.

•

Increased physician focus on aesthetic procedures. Increased restrictions imposed by managed care and government agencies on reimbursement for medical treatments are motivating physicians to establish or expand their elective aesthetic practices, which generally consist of procedures paid for directly by patients. We expect this trend to continue as physicians look for ways to expand their practices and improve profitability.

Limitations of Existing Fat Reduction and Body Contouring Procedures

Fat reduction and body contouring procedures, including invasive, minimally-invasive, and non-invasive procedures, have become increasingly popular. The following discussion outlines the benefits of these existing procedures, as well as our opinion of the inherent limitations of these procedures when compared to CoolSculpting. Many of the companies marketing these procedures have greater resources and brand recognition than we do. In addition, some of the procedures offered by our competitors have broad market acceptance with our target physician customers and their patients.

Invasive and Minimally-Invasive Procedures

Physicians currently perform a number of invasive surgical procedures for fat reduction and body contouring, including liposuction, abdominoplasty (tummy tucks), gluteoplasty (buttock lifts), brachioplasty (arm lift), and thighplasty (thigh lift). Laser-assisted liposuction, laser lipolysis, and ultrasound lipolysis are minimally-invasive alternatives for fat reduction and body contouring. These minimally-invasive procedures require the physician to surgically insert a cannula, or metal tube, into the area to be treated and to use heat or ultrasound energy from the cannula to damage fat cells. Patients who are obese and require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures. Although effective at reducing a significant amount of fat, these invasive and minimally-invasive procedures present the following limitations:

•

Surgical risks. Like all surgical procedures, invasive and minimally-invasive procedures carry risks of infection, local or widespread scarring, perforation, and hemorrhage. These procedures generally require a general or local anesthesia, which carries additional risks.

•

Pain and downtime. Invasive procedures may involve pain and may require weeks of post-surgical recovery. As a result, patients may need to spend significant time away from work and take prescribed pain medications for extended periods of time post-surgery. In addition, body lifts may severely limit muscle movement in the treated area during recovery, which can limit a patient’s mobility for a significant period of time. Minimally-invasive procedures require a surgical incision, and may cause patient pain. Patients generally require at least two days of recovery time after a minimally-invasive procedure, which may require the patient to miss work and necessitate prescribed pain medications post-surgery.

•

Potentially undesired results. Invasive procedures may cause non-uniform fat reduction, dimpling, lumpiness, numbness, scarring, discoloration, or sagging skin in the treated area. Follow-up surgeries may be required to correct these problems. Minimally-invasive procedures can cause skin or tissue damage if, among other things, the physician does not carefully control the heat or ultrasound energy delivered in the treatment area.

•

Limited repeatability. The process of removing or destroying fat cells with invasive or minimally-invasive procedures triggers the body’s wound healing response, which leads to the formation of scar tissue in the treated area. If a patient desires further fat reduction or is not satisfied with the aesthetic results from a procedure, the scar tissue in the treated area may prevent the patient from undergoing follow-up procedures to enhance or correct the original treatment results.

•

Physician skill and technique dependent. The aesthetic results achieved through invasive and minimally-invasive procedures are dependent upon a physician’s skill and training, which can vary from physician to physician. In addition, these procedures require a significant amount of direct physician time to perform.

•

High cost. Invasive and minimally-invasive procedures are significantly more expensive for patients than non-invasive aesthetic procedures. In addition, there is an opportunity cost for physicians as these procedures require direct physician involvement and supervision.

Non-Invasive Procedures

Patients who do not require significant fat reduction to achieve aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. Existing non-invasive procedures used for body contouring or fat reduction, other than CoolSculpting, currently include those based on various forms of energy, including radiofrequency, laser, or ultrasound. Although these procedures are generally safer and less expensive than invasive and minimally-invasive procedures, these procedures have the following limitations:

•

Limited, inconsistent, and unpredictable results. We believe existing non-invasive procedures have limited efficacy and produce inconsistent fat reduction results. In addition, these procedures are not capable of selectively targeting fat cells, which can lead to unpredictable results, including damage to surrounding tissue.

•

Multiple steps required. Existing non-invasive procedures based on radio frequency or laser energy often require multiple steps spread over several weeks before the patient obtains noticeable aesthetic results, requiring the patient to schedule and coordinate multiple, time-consuming office visits.

•

Maintenance or diet and exercise required. Some existing non-invasive procedures have only a temporary treatment effect, and thus require periodic maintenance treatments to sustain the desired aesthetic results. Additionally, some of these procedures require the patient to change their diet habits and exercise routines during the several-week treatment period.

•	Technique dependent. Existing non-invasive procedures often require highly trained personnel to conduct the treatment. Poor technique may lead to reduced efficacy and inconsistent aesthetic results.

•

Limited repeatability and pain. Ultrasound energy-based products utilize heat or mechanical energy to acutely injure fat cells in the treatment area, causing fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body’s wound-healing response and can result in scar tissue formation. This scar tissue can lead to stiffening of the treated area and limit the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments if a patient desires further fat reduction or is not satisfied with the initial aesthetic results. In addition, these procedures may involve patient pain.

Our Solution

CoolSculpting is a fat reduction procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measureable aesthetic results. CoolSculpting utilizes our proprietary controlled-cooling technology to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting precisely cools the targeted fat bulge, and is designed to eliminate fat cells through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. As of December 31, 2011, we have shipped over 245,000 CoolSculpting procedures to our physician customers and distributors.

We designed our CoolSculpting System to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are obese and who do not have specific fat bulges are not typically good candidates for CoolSculpting. These individuals typically have body areas that require significant fat reduction. As a result, these individuals are unlikely to obtain noticeable aesthetic results from a CoolSculpting treatment and are better candidates for invasive and minimally invasive procedures. We offer training to our physician customers to better enable them to identify those patients whose aesthetic appearance will be improved by the reduction of their fat bulges through CoolSculpting.

We believe that CoolSculpting provides the following benefits to our physician customers and their patients:

•

Clinically proven, consistent, and durable results. Clinical studies involving more than 300 patients demonstrate that a single CoolSculpting procedure can noticeably and measurably reduce the fat layer within a treated fat bulge without requiring diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre and post treatment photographs in 88% of the patients. There have been several published clinical studies conducted by us and independent physicians, involving more than 100 patients collectively, evaluating the efficacy of CoolSculpting. Certain of these published studies showed that patients achieved noticeable aesthetic benefits from a CoolSculpting procedure only 80% of the time. Patients typically notice results as soon as three weeks following the CoolSculpting procedure, with the most dramatic results occurring over a period of two to four months for most patients. Because the fat layer in the treated area is reduced by eliminating fat cells that will not be replaced by the body, we believe the aesthetic benefits patients achieve in the treated area will be durable.

•

Safety profile. CoolSculpting selectively targets fat cells. Our proprietary treatment algorithms are designed to ensure that fat cells in the treated area are sufficiently cooled to obtain the desired aesthetic results while preserving the skin and surrounding tissues. We designed the CoolSculpting System to constantly monitor the controlled-cooling process and to automatically terminate the procedure if it detects any errors and warm the treated area if the detected temperature falls below our cooling algorithms. As of December 31, 2011, we have shipped approximately 245,000 treatment cycles. 272 clinical complaints have been reported to us, representing 0.11% of all cycles. Nine cases were unconfirmed, with six still pending investigation. Of the remaining 257 cases, more than half were due to procedure-related discomfort (135 complaints). Other less common complaints consisted of skin effects including bruising, erythema and edema (30 complaints), subcutaneous induration (20 complaints), vasovagal reactions including feelings of lightheadedness and nausea (19 complaints), treatment area demarcations (17 complaints), gastrointestinal symptoms (seven complaints), freeze events (six complaints), hernia-related symptoms (five complaints), dissatisfaction with treatment outcome (five complaints), sensory effects (four complaints), and other (nine complaints).

•

Patient satisfaction. CoolSculpting allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures for fat reduction. In addition, unlike many other non-invasive procedures, patients are not required to undergo multiple treatment procedures or adopt special diet or exercise programs following the procedure to obtain aesthetic results. Patients have the flexibility to undergo a CoolSculpting procedure discreetly, scheduling an appointment for the 60-minute procedure in the morning before work, during a lunch break, or in the evening. In our pivotal clinical study, 82% of the participating patients reported satisfaction with the CoolSculpting procedure. As a further indication of patient satisfaction, our physician customers reported that 45% of their patients returned for an additional CoolSculpting treatment, according to the market research study we commissioned through Easton Associates.

•

Repeatability enabled by natural biological process. CoolSculpting is designed to reduce the fat layer in the treated area through apoptosis, a natural biological process that leads to gradual elimination of the fat cells from the body. Unlike other treatment methods, we designed CoolSculpting to avoid triggering the body’s wound-healing response, which can lead to the formation of scar tissue. As a result, patients can elect to have the CoolSculpting procedure repeated multiple times on the same treatment area if they desire further fat reduction. Because fat cells are gradually eliminated from the body following a CoolSculpting treatment over a three to 16 week period, we recommend that patients wait at least six weeks before repeating a CoolSculpting procedure on the same treatment area.

•

Results not technique-dependent. The CoolSculpting procedure is not technique-dependent and requires limited training and skill to obtain successful aesthetic results. We designed the CoolSculpting System to be easy to operate and largely automated. Once the procedure is started, the clinician is not required to monitor or make any adjustments to the CoolSculpting System during the balance of the 60-minute procedure. The CoolSculpting System also pages the clinician a few minutes prior to the conclusion of the procedure.

•

Differentiated, high-value product for physician practices. Our selective distribution strategy is designed to enable our physician customers to market CoolSculpting as a premium, highly-differentiated, non-invasive fat reduction procedure. Based on our commercial data, we believe physicians can recoup their capital expenditures within six months assuming modest use. In addition, the physician can see and treat other patients or perform concurrent procedures, such as injections or other dermal treatments, on the same patient during the 60-minute CoolSculpting procedure.

•

Ability to expand the aesthetic market. We believe there is strong consumer demand for a non-invasive procedure that can address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. In a survey of 1,076 adults in the United States that we conducted through Rabin Research Company, an independent full-service marketing research company, more than 40% of the participants indicated that they were likely to seek more information about the CoolSculpting procedure to enhance the shape of their body. We achieved this positive response despite the fact that 90% of the participants in our survey were aesthetic neophytes, who had never previously elected to undergo an aesthetic procedure and exactly 50% were men, a group that accounted for less than 10% of the total aesthetic procedures performed in the United States in 2010. According to the market research study we commissioned through Easton Associates, our physician customers participating in the study reported that 30% of their CoolSculpting patients were aesthetic neophytes. Based on these results, we believe physicians will be able to target the aesthetic neophyte market and expand their aesthetic practice due to CoolSculpting’s appeal.

Our Strategy

Our goal is to become a leading medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. To achieve this goal, we intend to:

•

Establish CoolSculpting as a premium, highly-differentiated treatment through selective distribution. We selectively market and sell our CoolSculpting System to dermatologists, plastic surgeons, and aesthetic specialists. A market research study we commissioned from Easton Associates estimates that there are currently over 70,000 physicians that perform aesthetic procedures at approximately 30,000 practice sites worldwide, and we expect to target 4,000 to 5,000 of these physician practice sites on a global basis. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting System. Our sales force and distributors target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. As of December 31, 2011, we had an installed base of 967 CoolSculpting Systems worldwide.

•	Increase utilization of CoolSculpting through our targeted physician marketing and support programs.

We are driving demand for CoolSculpting procedures through our targeted marketing and physician support programs. Our Sales Training and Enhanced Practices (S.T.E.P.) Program provides physicians with patient training and sales, practice marketing, and support services to help our physician customers make CoolSculpting a key component of their practices. We also intend to extend co-op advertising programs designed to encourage our physician customers to promote CoolSculpting to aesthetic patients. We will also continue to participate in industry tradeshows, clinical workshops, and company-sponsored conferences with expert panelists.

•

Increase consumer awareness and demand for CoolSculpting. During the first quarter of 2012, we have launched a targeted and strategic direct-to-consumer marketing program in the specific markets to generate awareness of CoolSculpting among aesthetic veterans and aesthetic neophytes, after we established a significant installed base of CoolSculpting Systems in those markets. We also intend to continue our active media presence and our social media programming, such as Facebook, Twitter, YouTube, and targeted blogs through pay-per-click advertising, testimonials, and video presentations.

•

Increase our international presence. There is strong global demand for aesthetic procedures outside of North America, especially in Asia, Latin America, and Europe. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market CoolSculpting in 47 international markets, where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the abdomen, inner thighs, back, and chest, in addition to the flanks. We intend to seek regulatory approval to market CoolSculpting in additional international markets, including China. We also intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. As part of that strategy, we are and will continue to opportunistically deploy a direct sales force in select international markets.

•

Expand our FDA-cleared indications for CoolSculpting. We currently have FDA clearance to market CoolSculpting in the United States for the selective reduction of fat in the flanks, an area commonly known as the “love handles.” We intend to seek additional regulatory clearances from the FDA to expand our U.S. marketable indications for CoolSculpting to other areas on the body.

•

Leverage our technology platform. We are exploring additional uses of our proprietary controlled-cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

The CoolSculpting Experience

Patient Consultation

The first step of the CoolSculpting process is a patient consultation. We designed our CoolSculpting System to address the aesthetic concerns of individuals who are not considered obese but have stubborn fat bulges that may not respond to diet or exercise. We train our physician customers to properly identify those patients who would be good candidates for CoolSculpting and explain to their patients the aesthetic results they should expect from a

CoolSculpting procedure. We also instruct our physician customers to advise their patients regarding the natural process of fat cell elimination triggered by a CoolSculpting procedure, so that they understand the expected time period before they will notice the full aesthetic results as well as the potential to repeat the procedure for additional aesthetic results. While some patients may notice results as soon as three weeks following a CoolSculpting procedure, the full aesthetic results are generally achieved over a period of two to four months following treatment. Because we believe the consultation process is an important step in ensuring patients are pleased with their CoolSculpting procedure, we encourage our physician customers to personally conduct the patient consultation. Our physician customers participating in the market research study we commissioned through Easton Associates reported that 95% of their patients were happy with the results of their CoolSculpting procedure, with the degree of satisfaction based in part on the physician’s management of the patient’s expectations.

The CoolSculpting Procedure

CoolSculpting is a single 60-minute, non-invasive procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measureable aesthetic results. Once the desired treatment area has been identified, the clinician applies our consumable CoolGel to the skin surface of the treatment area to ensure consistent thermal contact and to protect the skin from freezing. The CoolSculpting vacuum applicator is then positioned on the treatment area over the CoolGel, and the fat bulge is drawn into the vacuum applicator and positioned between its two cooling panels. Once the vacuum applicator is affixed on the treatment area, no further clinician intervention is required for the duration of the procedure. The rate of the controlled cooling is modulated by thermoelectric cooling elements and controlled by sensors in the vacuum applicator that monitor the cooling of the fat bulge. Just prior to the end of the 60-minute procedure, the CoolSculpting System signals the clinician to return to the treatment room. When the procedure is completed, the CoolSculpting System automatically terminates the cooling, and the clinician then removes the CoolSculpting vacuum applicator from the treatment area.

Patient Experience

Our surveys indicate that most patients find the CoolSculpting procedure easy to tolerate. Generally, anesthesia and pain medications are not required before, during, or after a CoolSculpting procedure. Patients feel a tugging sensation from the suction created when the CoolSculpting vacuum applicator is placed on the treatment area. At the onset of the procedure, patients also experience a chilling sensation in the treatment area that subsides after a few minutes, as the cooling produces an anesthetic effect. Patients can talk on their cell phones, read, listen to music, work on their laptop, relax, or sleep during the 60-minute procedure.

After completion of a CoolSculpting procedure, patients may resume their normal activities, including work and exercise. CoolSculpting patients generally do not experience any significant adverse side effects.

Our CoolSculpting System

We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. Capital sales of our CoolSculpting System include the CoolSculpting control unit and our CoolSculpting vacuum applicators. We generate procedure fees through sales of CoolSculpting procedure packs, which include our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures.

CoolSculpting Control Unit

The CoolSculpting control unit is the base of the CoolSculpting System and contains the simple user interface, power management and control functions, and chiller unit that is responsible for the controlled cooling. Our CoolSculpting control unit also contains software that tracks and collects data about each procedure performed and any error messages that may be generated during the procedure. We collect and analyze this information to help physicians better understand their usage patterns and improve their marketing plans, utilization, and profitability.

1.      The color touch screen on the CoolSculpting control unit provides operators with clear visual directions to initiate a CoolSculpting procedure, continuous status updates, and easy to follow notifications or corrective actions in the rare event of a procedure interruption.

2.      Vents are built into the CoolSculpting control unit to provide airflow and reduce heat build-up. Our CoolSculpting System can be used in a standard physician treatment room without any special ventilation requirements or room modifications.

3.      The drawer provides storage space for our CoolSculpting CoolGels and CoolLiners and user documentation.

4.      The unit is mobile, allowing a physician to easily transfer the CoolSculpting unit between treatment rooms and reach different treatment areas on a patient.

CoolSculpting Vacuum Applicators

Our CoolSculpting System includes three CoolSculpting vacuum applicators.

1.      The CoolSculpting vacuum applicator delivers vacuum suction and cooling to the fat bulge being treated.

2.      Controls on the CoolSculpting vacuum applicator can be used to start and stop a CoolSculpting procedure and to turn the vacuum suction on and off.

3.      Thermoelectric cooling panel with temperature and pressure sensors provide precise thermal control and monitoring of the fat bulge being treated and automatically stop the procedure if a problem is detected.

We currently offer three CoolSculpting vacuum applicators for use with our CoolSculpting System. Each CoolSculpting vacuum applicator is designed to allow the physician to treat a different size fat bulge.

CoolCurve	1. Our CoolCurve applicator is designed to fit tightly curved contours.

CoolCore	2. Our CoolCore applicator is designed for use on small and medium fat bulges.

CoolMax	3. Our CoolMax applicator is designed for use on larger fat bulges.

CoolSculpting Procedure Packs

Our CoolSculpting procedure packs facilitate the pay-per-procedure feature of our CoolSculpting System. Our CoolSculpting procedure packs include our CoolCard and our consumable CoolGels and CoolLiners.

1.      A CoolCard is required to operate the CoolSculpting control unit. Each CoolCard is programmed with enabling software that permits the CoolSculpting control unit to perform a fixed number of procedures. In addition, each CoolCard is programmed with an encrypted security certificate that prevents the performance of a CoolSculpting procedure unless the CoolCard is recognized and authenticated by the specific CoolSculpting control unit and CoolSculpting vacuum applicator. The security certificate is designed to ensure that physicians pay for each CoolSculpting procedure and prevent the use of counterfeit CoolCards.

2.      Our consumable CoolGels are cotton sheets saturated in a solution that protects the skin and ensures proper thermal coupling during a CoolSculpting procedure. One CoolGel is required for each treated area and is not reusable.

3. Our consumable plastic CoolLiners protect the applicator from gel contact. One CoolLiner is recommended per patient for hygienic reasons.

Our Technology

Our Technology Platform

Our controlled-cooling technology platform is based on the scientific principle that cooling can be delivered safely and non-invasively to achieve specific biological outcomes, selectively affecting certain cells, tissues, or structures in and below the skin. The ability to predict and control the impact of cold exposure by developing algorithms to control the rate and period of the cooling is well established in the field of cryobiology and cryogenic medicine. Moderate cold has been demonstrated to trigger cellular apoptosis (programmed cell death), whereas more extreme cold causes cellular necrosis. Additionally, certain cells and tissue types exhibit particular sensitivity or resistance to cold injury. This principle enables the selective elimination of certain cells or tissues via a desired biologic pathway using precise cooling temperatures. In addition, the function of certain biological systems can be affected by cold exposure. Cold is known to reduce nerve conduction, and can produce either a transient or a prolonged interruption in nerve function depending on the specific thermal parameters applied. We believe the ability to control tissue effects by modulating the cooling algorithm with our technology platform enables multiple potential therapeutic applications in addition to our CoolSculpting fat reduction application.

Our CoolSculpting Technology

Our CoolSculpting technology utilizes the sensitivity of fat cells to cold injury in order to selectively eliminate subcutaneous fat tissue without affecting the skin or other surrounding tissues. Termed cryolipolysis, this technology enables a non-invasive alternative for subcutaneous fat reduction through cellular apoptosis. Cellular apoptosis is a normally occurring biological process whereby cells are eliminated as part of normal cell turnover. When injurious external stimuli (such as cold) are applied to a target cell, the apoptotic process may be triggered. If triggered, the injured cell consequently enters an orderly, regulated process of gradual degradation into smaller bodies which are absorbed by the body’s immune system over time. This pathway to cellular elimination is in contrast to cellular necrosis, or uncontrolled cell death, in which an acute injury to the cell leads to lysis of the cell. Cellular necrosis triggers an aggressive inflammatory response leading to fibrotic scar tissue formation, which is not observed with cellular apoptosis. The cold treatment algorithm implemented by the CoolSculpting technology is designed to trigger apoptosis, eliminating fat cells without generating a wound healing reaction.

The CoolSculpting technology has been clinically demonstrated to cause reductions in fat layer thickness without impacting the skin or other tissues or structures in the treatment area. Fat cells are particularly sensitive to cold injury due to their composition; they contain a large lipid droplet within the cell membrane which constitutes the majority of the cell’s volume. When cooled, lipids crystallize (undergo phase transition to an ordered molecular state) at a temperature well above the freezing point of water. Exposure of fat cells to these moderately cold temperatures causes the lipid droplets to crystallize, causing a subtle molecular injury which triggers the apoptotic sequence. However, the cooling does not affect cell types without high lipid content, preserving the health of the epidermis, dermis, and the underlying tissue. The interactions between cold and different cell and tissue types have been investigated extensively in scientific studies and are well documented in the literature.

A simplified description of the CoolSculpting process is as follows:

Step 1.	The cooling applicator is applied and the fat bulge being treated is suctioned into the applicator head.

Step 2.	The subcutaneous fat in the treatment area is precisely cooled at a rate that does not cause scar tissue or damage to the skin, nerves, or surrounding tissues.

Step 3.	Maintained cooling causes lipid crystallization in the fat cells and triggers apoptosis of the fat cells.

Step 4.	The body’s natural immune response leads to gradual elimination of the fat cells, resulting in a reduction in the fat layer thickness and an improvement in the appearance of the treated fat bulge.

Clinical History and Development of CoolSculpting

The founding principles of controlled cooling for the non-invasive and selective reduction of fat cells were originated at the Wellman Center for Photomedicine at the Massachusetts General Hospital, or MGH, a teaching affiliate of Harvard Medical School. Researchers at MGH were prompted by published reports of cold-induced panniculitis, or inflammation of subcutaneous adipose tissue, in a syndrome frequent in young children called popsicle panniculitus, whereby inflammation of the fatty tissue in the lower cheek occurred after children sucked for a prolonged time on frozen treats. Clinical reports of popsicle panniculitus suggested that human adipose tissue may be preferentially damaged by exposure to cold. Based on these reports, research scientists at MGH conducted further research and patented certain aspects of cyrolipolysis technology. In May 2005, we secured an exclusive, worldwide license to the cyrolipolysis technology developed at MGH.

Following our licensing of the cryolipolysis technology from MGH, we initiated animal and human clinical testing to support the development of the CoolSculpting procedure. These scientific studies used objective endpoints, including histologic and ultrasound assessments and outcome evaluation by blinded, independent panel review, and provided evidence of the safety and efficacy of the CoolSculpting procedure. As of December 31, 2011, there were seven peer-reviewed scientific journal articles discussing the effects of our CoolSculpting technology and 13 abstracts had been presented at medical conferences, both by physicians affiliated with our company as clinical and scientific advisors, as well as by unaffiliated physicians.

Preclinical Studies

We conducted animal testing primarily in pig models. In the original MGH studies, Manstein et al. investigated the feasibility of cryolipolysis, established correlations between cold treatment parameters (temperature, time) and fat reduction, and evaluated the impact on serum lipid levels in Yucatan pigs (see Manstein D, Laubach H, Watanabe K, et al: Selective cryolysis: A novel method of non-invasive fat removal. Lasers Surg Med 40:595-604, 2009). All sites treated with cold exposure less than -1°C developed panniculitis and fat layer reduction. No significant changes in the lipid profiles of the animals were noted immediately post-treatment or at any time point studied.

A subsequent study was performed by Zelickson et al. (see Zelickson B, Egbert BM, Preciado J, et al: Cryolipolysis for non-invasive fat cell destruction: Initial results from a pig model. Dermatol Surg 35:1462-1470, 2009). In this study, three pigs underwent a single cryolipolysis treatment, while the fourth pig underwent seven treatments with the cryolipolysis device at different time points before euthanasia. Histopathology demonstrated an approximate reduction of 50% in the thickness of the superficial fat layer. No adverse impact on the skin was observed and lipid panels revealed no significant variations in lipid profiles at any time in the study. Figure 1 shows ultrasound and gross pathology images demonstrating a significant reduction in fat layer thickness at three months post-treatment.

Figure 1. Zelickson et al. study results. Gross pathology demonstrates ~50% reduction in fat layer thickness at three months post-treatment.

Clinical Studies

We have conducted multiple institutional review board-approved (IRB-approved), non-significant risk human clinical studies to assess the use of controlled cooling for selective fat reduction.

Pre-abdominoplasty study. An initial exploratory human clinical study of cryolipolysis was performed at a single site in the United States on 180 patients. In this study, patients who were scheduled to undergo abdominoplasty were treated with our technology in the lower abdomen at different intervals up to 180 days prior to their scheduled surgery date. At the time of abdominoplasty, the treated tissue was excised and processed for histologic evaluation. Images of human histologic specimens are shown in Figure 2. These images show no significant changes in the fat tissue at seven days post-treatment, relative to the untreated control. This supports that controlled cooling triggers an apoptotic mechanism of fat cell elimination, as this process occurs gradually and is not evident immediately after cold exposure. At 14 days post-treatment, infiltration of immune cells (macrophages) are observed in the fat layer, as indicated by intense nuclei staining (purple stain). These cells are responsible for the removal of the apoptotic fat cells via phagocytosis. At 90 days post-treatment, the fibrous septae (connective tissue fibers) in the fat layer are condensed due to elimination of fat cells. There is no evidence of dermal, epidermal, nerve, or blood vessel inflammation, and there is no evidence of fibrosis (scar tissue formation).

Figure 2. Human histology specimens after CoolSculpting in the abdomen.

Pivotal study. To support our 510(k) application, we completed a prospective, multi-center U.S. human clinical trial in 2007. A total of 60 patients were treated at 12 dermatology or plastic surgery centers in the United States Follow-up periods for both safety and efficacy were at two and six months. An additional one-week assessment was performed via telephone interview to document potential side effects. The primary endpoint was assessed on the basis of blinded, independent panel review of photographs. Patients were treated with our technology for 30 to 60 minutes. Patients were treated on one flank only to aid in the assessment of the primary endpoint. Outcomes were assessed via photographs, ultrasound measurements, and patient satisfaction questionnaires.

Primary endpoint. The primary effectiveness endpoint was the correct identification of the series of pre-treatment images versus six-month post-treatment images by the three independent physician reviewers who specialize in dermatology or plastic surgery. High resolution digital photographs were made of the patients’ abdomens at specific degrees of rotation. An example of baseline and post-treatment images (front view) obtained outside the trial are presented in Figure 3 below. The physicians were blinded to the identification of which photograph corresponded to the baseline image. Each reviewer was then asked to determine which photograph corresponded to the baseline photograph series and record their selections onto individual data collection forms. Intra-rater consistency among reviewers was determined by the inclusion of repeat sets. The order in which the patients were presented to the reviewer was randomized; within each patient, the set presentation was also randomized (e.g., left or right side of the presentation slide). It was expected that the percentage of correct identification of the pre-treatment images would be at least 80% based on past identification rates.

For all patients, regardless of weight change during the study period, reviewers were able to correctly identify baseline photos in 88% of the cases. Because fluctuations in weight can confound photo identifications, the primary endpoint outcome was also calculated for the patients who maintained their weight within five pounds of their baseline weight, and found that the correct identification percentage rose to 92%. These results suggest that clinically-meaningful changes were produced in the vast majority of patients regardless of subsequent weight change.

Baseline	Post Treatment

Figure 3. Patient photographs at baseline and post treatment reflect treatment on the left flank only.

Secondary endpoints. The study also evaluated the following secondary outcome measures: reduction in the fat layer thickness as demonstrated by comparison of pre-treatment and post-treatment ultrasound measurements and patient satisfaction as determined by the results of a patient satisfaction questionnaire at the six-month follow-up visit. Standardized techniques for obtaining ultrasound images were developed and validated to ensure consistency throughout the study. A percent change in fat layer thickness was determined for an untreated area of the abdomen to account for patient weight variation during the study. A percent change in fat layer thickness was determined for the treated area to account for fat layer thickness reduction due to fat cell elimination through cryolipolysis and patient weight variation during the study. Fat layer thickness changes were normalized for each patient by subtracting the percent change in fat layer thickness in the untreated area from the percent change in fat layer thickness in the treated area to remove the influence of weight variations.

Ultrasound results demonstrated a mean reduction in the fat layer of 19% for the entire study population. These fat layer reductions were statistically significant as compared to the control region. Since the pivotal study, we have continued to enhance and optimize the CoolSculpting procedure. The CoolSculpting algorithms used during the pivotal study used a lower CIF (Cooling Intensity Factor) and/or shorter treatment times than our CoolSculpting algorithm currently in commercial use with our CoolSculpting System. As a result, we believe the average percentage fat layer reduction produced by our current commercial version of the CoolSculpting System exceeds the percentage fat layer reduction measured by ultrasound in our pivotal study. Patient surveys showed that 82% of the participants were satisfied with the CoolSculpting procedure, and 79% agreed that there was a noticeable improvement in the appearance of their treated fat bulge.

Safety results. Treatment sites were evaluated immediately after treatment and at subsequent follow-up visits. Evidence of local inflammation was anticipated after a CoolSculpting treatment based on the body’s reaction to a cold stimulus, and resolved spontaneously in all cases. Erythema, in most cases minor or moderate, was seen immediately post-treatment in virtually all patients. However, this condition had resolved itself by one week in the large majority of cases (93%). Purpura/bruising occurred in 27% of patients after the procedure was performed, and by the one week assessment had resolved in all but 5% of the patients. Minor or moderate edema was reported in only 13% of patients immediately after the procedure, and had universally resolved within a week. Numbness was common immediately after the CoolSculpting procedure, occurring in 87%. A week later only approximately half of the patients still experienced some degree of numbness (in no case marked), and by two months only 7% still had numbness; in all cases it was mild. At the six-month follow-up visit, no patient complained of numbness or tingling.

Blood was drawn from a subset of patients (n=10) for evaluation of serum lipids and liver tests. The mean values in all patient groups show no trends over time and there were no clinically meaningful differences between baseline and post-treatment values.

A total of four adverse events (AEs) were reported in our pivotal study. Two involved pain during the initial cooling exposure; in both cases treatment was discontinued. These events resolved without intervention approximately one week after treatment. One patient reported bruising in the treated area one-day post treatment. Resolution was documented at an optional follow-up conducted four weeks post treatment. The fourth AE involved a report of pain and muscle spasm in the treatment area rated as a one (minor in severity) occurring once a month for three months. In a follow-up visit three weeks after the complaint, the patient stated the muscle spasm had resolved and the patient did not feel that the spasms were related to the treatment. None of the AEs reported during this study were considered serious.

Conclusions. The clinical findings of our pivotal study confirmed the safety and effectiveness of our CoolSculpting technology and procedure. Photographic review and ultrasound measurements demonstrated clinically significant and measurable reductions in the fat layer thickness in the treated area. Independent photo review of baseline and post-treatment images (the primary endpoint) yielded a correct identification percentage exceeding the 80% criteria, and a statistically significant achievement of the success criteria. No serious AEs were reported. Side effects and AEs were typically mild and transient and all resolved spontaneously without medical intervention. Post-treatment lipid profile and liver function test results exhibited only normal variations with no discernible difference from baseline. Patient survey results supported overall patient satisfaction with the treatment.

Research and Development

Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting System and the CoolSculpting procedure. Our research and development efforts related to CoolSculpting currently include:

•	Additional treatment indications. We intend to seek additional regulatory clearances from the FDA to expand our marketed indications for CoolSculpting in the United States to other areas of the body.

•

Additional applicators. We are developing additional applicators for the CoolSculpting System to expand our range of available applicator sizes, which will provide physicians with additional flexibility in selecting the applicator that best fits the body contour to be treated.

•

Enhanced algorithms. CoolSculpting utilizes our proprietary treatment algorithms to ensure the fat cells in the treated area are sufficiently cooled to obtain the desired aesthetic results while preserving the overlying skin and surrounding tissues. We are continuing to examine the interaction between controlled cooling and tissue response in order to enhance our proprietary treatment algorithms.

•

The CoolConnect feature. Our CoolSculpting System currently records information regarding each treatment procedure, including information regarding procedure and patient statistics. Our direct sales force and our distributors currently collect this information for our analysis. We are in the process of adding wireless communication and networking functionality to each CoolSculpting System so that information regarding each treatment procedure is electronically transferred to our corporate headquarters.

•

Procedure tracking. To help ensure we capture each procedure performed with our CoolSculpting System, we are continuing to optimize the security encryption in our CoolCards to protect against third- party manipulation or the use of counterfeit cartridges with our CoolSculpting System.

•	Design improvements. We are continuing to optimize the design of our CoolSculpting System to improve reliability and to reduce our manufacturing and repair costs.

•

Enhanced physician alert feature. We are redesigning and globalizing the remote alert feature of the CoolSculpting System to page physicians at the end of a treatment cycle through the use of a smart phone or tablet.

In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled-cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty on commercial sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual propriety we license from MGH. Any royalty we are required to pay will reduce our proceeds from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.

As of December 31, 2011, we had 33 employees focused on research and development. In addition to our internal team, we retain third-party-contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2011, 2010, and 2009 were $10.5 million, $8.2 million, and $8.0 million, respectively.

Sales and Marketing

We selectively market and sell our CoolSculpting System to dermatologists, plastic surgeons, and aesthetic specialists. A market research study we commissioned from Easton Associates estimates that there are currently over 70,000 physicians who perform aesthetic procedures at approximately 30,000 practice sites worldwide, including over 16,000 physicians and approximately 8,000 practice sites within the United States and Canada. We intend to place our CoolSculpting System with 4,000 to 5,000 physician practice sites on a global basis. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting System. As of December 31, 2011, we had an installed base of 967 CoolSculpting Systems worldwide.

Sales

In North America, we utilize our direct sales force to sell CoolSculpting to our target physicians. As of December 31, 2011, we had a 37-person North American direct sales force. To support the continued roll-out of CoolSculpting, we anticipate that our North America direct sales force will increase to between 45 and 55 sales professionals in the next 12 months.

In international markets, we sell CoolSculpting primarily through a network of distributors. As of December 31, 2011, we had an international sales team of six employees supporting 24 independent distributors. The percentage of our revenues from customers located outside North America was approximately 26% in 2011, 34% in 2010, and 59% in 2009. We are increasing and intend to continue to increase penetration of our installed base in international markets in which CoolSculpting is currently sold and expand into attractive new international markets by identifying and training qualified distributors. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. In addition, we are opportunistically pursuing direct sales and expanding our marketing campaigns in select foreign markets.

We enter into distribution agreements with our distributors outside of North America. Our distribution agreements generally provide the distributor with a right to distribute our product for a term of three years and are renewable by written agreement and terminable upon a material breach by either party, insolvency of the distributor, or a change of control of the distributor. Following the expiration or termination of the agreement, the distributor has an obligation to continue servicing existing customers for a period ranging from two to three months, upon our written request. Our distribution agreements generally provide the exclusive right to distribute our products within a designated territory, with certain distributors only receiving non-exclusive rights within a designated territory. Distributors are required to purchase an initial stocking order of CoolSculpting Systems upon execution of the agreement. We require distributors that have an exclusive territory right to purchase a fixed number of CoolSculpting Systems each year over the term of the agreement to maintain their exclusivity. In such a case, the agreement sets forth the minimum quarterly purchase obligations for the first calendar year of the term, and the parties will agree each year on the minimum quarterly purchase obligations for the remaining quarters during the term of the agreement. If the distributor fails to meet one of its minimum quarterly purchase obligations, we can convert the distributor to a non-exclusive distributor during the remaining term or terminate the agreement. These agreements also provide customary indemnities to the distributor including claims of patent infringement in the designated territory, material product defects, and our negligence or willful misconduct.

Physician Marketing and Support Programs

We intend to drive CoolSculpting procedures through our targeted marketing and physician support programs. Our Sales Training and Enhanced Practices (S.T.E.P.) Program provides physicians and their staff with product training and sales, practice marketing, and support services to help them make CoolSculpting a key component of their practices. We have hired and trained a group of S.T.E.P. support specialists who are focused on implementing our S.T.E.P. program. As the first step of the S.T.E.P. Program, our S.T.E.P. support specialists train our physician customers on the use of the CoolSculpting System when the CoolSculpting System is first delivered to the physician’s practice site. Following this initial training, our S.T.E.P. support specialists, at no additional cost to the physician, educate our physician customers on current CoolSculpting best practices and provide physicians and their staff with sales and marketing training and support to help them increase patient demand for CoolSculpting procedures. In June 2011, we launched a comprehensive S.T.E.P. certification program. A physician’s participation in this certification program and our other S.T.E.P. programs, other than the initial training program, is voluntary. To become certified, physicians must commit to engage in quarterly business strategy meetings with one of our S.T.E.P. support specialists, educate members of their office in our CoolSculpting best practices, and adopt our guidelines for before and after patient photographs. Once certified, physicians receive distinction on our website and preference in our online geographic physician locator service.

We implemented our S.T.E.P. Select Partner Blueprint program in July 2011. This program will provide physicians with quarterly sales and utilization reports, an automated tool for improving patient conversion rates, ready-to-go marketing materials and advertisements, ideas for building awareness of their practice as a CoolSculpting provider, and assistance with setting sales goals. We also intend to extend our co-op advertising programs designed to stimulate physicians to promote CoolSculpting to new aesthetic patients through advertising and cross-promotions with salons, fitness centers, and health food stores. We also will continue to participate in industry tradeshows, clinical workshops, and company-sponsored conferences with expert panelists.

Direct-to-Consumer Marketing

As we grow our installed base of CoolSculpting Systems, we intend to utilize a targeted and strategic direct-to-consumer marketing program to create awareness of CoolSculpting among consumers, notably those consumers who have not previously elected to undergo an aesthetic procedure and who may not presently visit our physician customers. We have an active public relations campaign and have been highlighted on national broadcasts as well as numerous local news programs. We also intend to continue our active media presence and our social media programming, such as Facebook, Twitter, YouTube, and targeted blogs through pay-per-click advertising, testimonials, and video presentations.

Customer Support

We strive to provide our physician customers and authorized distributors with superior customer support. We maintain a staff of 11 Customer Care personnel at our facility in Pleasanton, California who are available by telephone and email to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our international distributors. In addition, we provide worldwide 24/7 technical support to our physician customers and distributors year round. Our goal is to minimize the disruption caused by a service event, and we strive to repair the physician’s CoolSculpting System or provide the physician with a replacement CoolSculpting System within one day after notifying us of a problem. In the event of a technical issue with a CoolSculpting System in North America, one of our Customer Care personnel will call the physician and determine whether the technical issue may be resolved over the telephone or whether the issue requires intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to ship and setup a replacement CoolSculpting System, or the applicable module of the CoolSculpting System, at the physician’s office. To reduce shipping times and costs, we ensure that a number of CoolSculpting Systems and replacement modules are available in specific regions throughout North America. Upon arrival at the physician site, our logistics provider will move the replacement CoolSculpting System or module into the physician’s office, unpack it, set it up and power on the CoolSculpting System to ensure it is working properly. Because of the modular design of our CoolSculpting System, our logistics provider is not required to have any specialized training or expertise, and a number of logistics providers are available to provide these services. Upon completion, our logistics provider calls our Customer Care personnel and confirms the successful delivery and setup, and then ships the defective CoolSculpting System or module to our headquarters for repair. We allow our physician customer to keep the newly delivered CoolSculpting System or the applicable module, and we repair and reuse the defective CoolSculpting System or module received from our physician customer for future service calls. In markets outside of North America, our CoolSculpting System is serviced and supported through our independent distributors and certified third-party service providers. We proactively deploy replacement CoolSculpting Systems, modules, and components to strategic hubs worldwide to facilitate quick response time to service events and to maximize customer “up time.”

We provide a three-year standard warranty on our CoolSculpting control units and a one-year warranty on our CoolSculpting applicators. In addition to these product warranties, we offer two years of extended warranty service on our control units and applicators.

Manufacturing

We occupy an approximately 43,000 square foot facility in Pleasanton, California, of which 6,800 square feet are dedicated to our manufacturing, product development, and clinical activities. We manufacture our CoolSculpting System through a combination of direct manufacturing at this facility and through third-party manufacturers. We plan to outsource all manufacturing and distribution of our CoolSculpting System to third-party manufacturers by 2013, and will use our available manufacturing space at our Pleasanton facility to support our product development and clinical activities.

We perform final testing and distribution of our CoolSculpting System, including procedure packs, at our Pleasanton facility. Subsequent to December 31, 2011, we added a distribution center in Dublin, California. We also manufacture our CoolCurve and CoolCore applicators at our Pleasanton facility. Our CoolSculpting control units, CoolMax applicators, and CoolCards are manufactured by a single source manufacturer, OnCore Manufacturing LLC, or OnCore, at its manufacturing facility in San Jose, California. OnCore also has manufacturing facilities in San Marcos, California and Tijuana, Mexico that can be used to manufacture our CoolSculpting control units and applicators in the event of a disaster at its facility in San Jose, California. Our consumable CoolGels are manufactured by Katecho, Inc. in Des Moines, Iowa and Unicep Packaging, Inc., in Sandpoint, Idaho. Our consumable CoolLiners are manufactured by a single source manufacturer, Coastline International, Inc., in Tijuana, Mexico.

In addition, our CoolSculpting System contains two critical components, the integrated circuit contained in the CoolSculpting control unit, which is manufactured by Renesas Electronics Corporation in Japan, and the connector that attaches our applicators to the control unit, which is manufactured by Hypertronics Corporation in Hudson, Massachusetts. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies at OnCore, as well as at least a three month supply of connectors to support open purchase orders.

Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA inspected our facilities in April 2011, and had no findings or observations. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: ISO 13485:2003 Quality Management Systems Requirements for regulatory purposes, ISO 13485:2003 under CMDCAS (Canada), Ordinance 169 certification (Japan), 93/42/EEC MDD certification to Annex II Full Quality System (Europe).

Neither our third-party manufacturers nor our suppliers are currently required to comply with the FDA’s QSR, as these parties do not provide us with a finished medical device. However, we maintain a quality system designed to be compliant to QSR and have procedures in place designed to ensure that all products and materials purchased by us conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.

We believe that OnCore’s existing facilities in San Jose will be adequate to meet our current and future manufacturing needs. Prior to transferring final product manufacturing and distribution to OnCore, OnCore will be required to comply with the QSR and obtain the quality assurance and quality management certifications required by the international regulatory agencies in countries in which we market CoolSculpting. The OnCore manufacturing site in San Jose, California is certified to ISO 13485:2003 for contract manufacturing service of printed circuit board assemblies and system box builds for the medical industry. The OnCore manufacturing site in Tijuana, Mexico is ISO 13485:2003 certified for manufacture and assembly of printed circuit boards for general industrial applications.

Competition

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered now or in the future by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Although effective at reducing fat, these invasive and minimally-invasive procedures may involve patient pain, expense, downtime, and the risks typically associated with surgical procedures. As a result, patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures.

In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. This product does not eliminate fat cells, however. In addition, the patient is required to undergo multiple treatments and is required to adopt a special diet and exercise program as part of the treatment protocol.

In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product delivers energy and utilizes heat to non-invasively eliminate fat cells in a single procedure. Utilizing heat to eliminate fat cells, however, has a number of significant limitations compared to the elimination of fat cells through cooling as provided by CoolSculpting. The heat generated by ultrasound energy may cause patient pain during and after the procedure. In addition, heat cannot be used to specifically target fat cells, which makes the procedure more difficult to perform and can lead to collateral damage to the skin, nerves and surrounding tissues. Acutely injuring fat cells through heat also causes fat cell elimination through a biological process known as necrosis. Unlike the apoptosis process utilized by CoolSculpting, necrosis triggers the body’s wound-healing response and can result in scar tissue formation. This scar tissue can lead to stiffening of the treated area and limit the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.

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

We also generally compete against medical technology and aesthetic companies, including those offering products and technologies unrelated to fat reduction, for physician resources and mindshare. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay or not to purchase our CoolSculpting System.

We believe that CoolSculpting competes largely on the basis of the following competitive factors:

•	consistency, predictability, and durability of aesthetic results;

•	patient safety and experience;

•	physician practice economic benefit;

•	product placement and distribution strategy;

•	procedure cost to patients; and

•	effectiveness of sales and marketing programs and initiatives.

Patents and Proprietary Technology

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2011, our patent portfolio is comprised of five issued U.S. patents, 44 issued foreign counterpart patents, 19 pending U.S. patent applications, 71 pending foreign counterpart patent applications, and three pending PCT patent applications-each of which we either own directly or we are the exclusive licensee. Our intellectual property portfolio for our core Cryolipolysis technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from MGH and generally relate to our core technology relating to our CoolSculpting System. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2023 or later.

We also rely on trade secrets, technical know-how, contractual arrangements, and continuing innovation to protect our intellectual property and maintain our competitive position. We have a policy to enter into confidentiality agreements with third parties, employees, and consultants. We also have a policy that our employees and consultants sign agreements requiring that they assign to us their interests in intellectual property such as patents and copyrights arising from their work for us. It is our policy that all employees sign an agreement not to compete unfairly with us during their employment and upon termination of their employment through the misuse of confidential information, soliciting employees, and soliciting customers.

ZELTIQ®, CoolSculpting®, and our logo are registered trademarks in the United States and in certain foreign countries.

Seasonal Fluctuations

Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in Europe. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. In order of revenue significance throughout the year, we believe our strongest to weakest quarters are as follows: fourth quarter, second quarter, first quarter and third quarter. We expect these trends to continue during the fiscal 2012.

Material Agreements

MGH License Agreement

In May 2005, we entered into an exclusive license agreement with MGH, which was amended and restated in September 2011. Under this agreement, MGH granted to us an exclusive worldwide, royalty-bearing license to patent applications related to our controlled-cooling platform technology, including the removal of cutaneous, subcutaneous or subdermal fat, treatment or removal of cellulite, and any therapy or procedures to the tissues and structures of the skin, subcutaneous tissue, and tumors, lesions and adipose tissue of the skin and of subdermal tissue. As consideration for the license granted to us by MGH, we agreed to pay to MGH (i) an upfront, non-refundable license issue fee of $0.3 million, (ii) a non-refundable minimum annual license maintenance payment of $75,000, $0.1 million, $0.2 million, and $0.2 million upon the first, second, third, and each subsequent anniversary of the effective date of the agreement following our first commercial sale, respectively, credited against royalty payments due to MGH on net income and distributor income in the same year, (iii) payments totaling approximately $8.1 million upon the successful achievement of regulatory and commercial milestones, including (a) $1.1 million due upon receipt of FDA clearance to market our CoolSculpting System for the selective reduction of fat, (b) $1 million due upon achieving cumulative net sales of $70 million, and (c) $6 million due upon the earlier to occur of achieving cumulative net sales of $200 million or the completion of a change of control as defined in the agreement, including a qualifying initial public offering and (iv) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting. We have the option to buy down up to 25% of the future royalty payments. We also agreed to pay to MGH a percentage of sublicense royalties in certain circumstances and to reimburse MGH for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights under the agreement.

The agreement will remain in full force and effect for the later of (i) the life of any patents that issue from the underlying patent applications, which are expected to expire in 2023 or (ii) one year after the last commercial sale for which a royalty is due to MGH, unless terminated in accordance with its terms and conditions. MGH may terminate the agreement upon our insolvency, failure to maintain insurance, breach of the agreement, failure to satisfy our development progress obligations, or failure to make required payments. We may terminate the agreement for any reason upon 90 days’ advance written notice to MGH.

As of December 31, 2011, we have completed all milestones associated with the license agreement with MGH and made all milestone payments to MGH, described above.

OnCore Manufacturing Services Agreement

We have in place a manufacturing services agreement with OnCore pursuant to which OnCore exclusively manufactures and supplies to us our CoolSculpting control units, certain of our applicators and our CoolCards in quantities to be specified in individual purchase orders provided by us. Under the terms of this agreement, pricing for the these products is based on kit quantities quoted to us, which may be updated or amended from time to time upon written agreement of OnCore and us. OnCore provides us a limited manufacturing warranty, whereby OnCore warrants that those products assembled or customized by it will be free from defects caused solely by faulty assembly or customization and will conform to specifications for 360 days after delivery. Our remedies under the terms of the agreement include a refund of the purchase price, repair by OnCore of the defective product, or replacement of any such product. In addition, OnCore has agreed to indemnify us from all liabilities arising from, or related to, any third party claim arising from (i) the failure or alleged failure of its products to comply with mutually agreed specifications as a result of improper assembly or (ii) allegations that OnCore’s manufacturing processes infringe any third party intellectual property rights not specified by us. This agreement has an indefinite term, but may be terminated by either us or OnCore (i) for any reason upon six months advance written notice or (ii) for cause.

Government Regulation

The design, development, manufacture, testing and sale of our diagnostic products are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.

Regulation by the FDA

In the United States, the Federal Food, Drug, and Cosmetic Act, or FDCA, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale, and distribution of medical devices, including aesthetic devices. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA can also refuse to approve pending applications.

Each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current Good Manufacturing Practices, or cGMP, and Quality System Requirements, as reflected in its QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or postmarket surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life-sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Some Class I devices that have not been so exempted and Class II devices are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA approval or 510(k) de novo clearance prior to commercial marketing. The PMA approval process is more stringent, time-consuming, and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly stringent and expensive.

A premarket notification for the CoolSculpting System was submitted to the FDA on February 25, 2008 for the additional indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer. The premarket notification was subsequently determined by the FDA to be not substantially equivalent to the predicates identified because the device had a new intended use, that is, it alters the therapeutic effect impacting safety and effectiveness and; therefore, automatically classified it as Class III. We petitioned the FDA that the classification for the CoolSculpting System with the additional indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer should be Class II because it does not support or sustain human life, is not of substantial importance in preventing impairment of human health, and does not present a potential, unreasonable risk of illness or injury. In September 2010, the FDA issued a clearance letter concluding that the device would be classified as a Class II device.

510(k) clearance. To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a device legally marketed in the United States that is not subject to PMA approval, commonly known as the “predicate device.” A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more.

After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Before we can submit a medical device for 510(k) clearance, we may have to perform a series of generally short studies over a period of months, including method comparison, reproducibility, interference and stability studies to ensure that users can use the device successfully. Some of these studies may take place in clinical environments, but are not usually considered clinical trials. For PMA submissions, we would generally be required to conduct a longer clinical trial over a period of years that supports the clinical utility of the device and how the device will be used.

PMA approval. A PMA application requires the payment of significant user fees. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical, and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

The FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. During this review period, the FDA may request additional information or clarification of information already provided. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

FDA review of an initial PMA application is required by statute to take between six to 10 months, although the process typically takes significantly longer, and may require several years to complete. The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•	it is not demonstrated that there is reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended, or suggested in the proposed labeling;

•	the data from preclinical studies and clinical trials may be insufficient; and

•	the manufacturing process, methods, controls, or facilities used for the manufacture, processing, packing, or installation of the device do not meet applicable requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

Approval by the FDA of new PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel.

Regulation After FDA Clearance or Approval

Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which include, among other things, testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented our manufacturing facilities under the FDA’s cGMP requirements.

Because we are a manufacturer of medical devices, we must also comply with medical device reporting requirements by reviewing and reporting to the FDA whenever there is evidence that reasonably suggests that one of our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Export of Our Products

Export of products subject to the 510(k) notification requirements, but not yet cleared to market, is permitted with FDA authorization provided certain requirements are met. Unapproved products subject to the PMA approval requirements may be exported if the exporting company and the device meet certain criteria, including, among other things, that the device complies with the laws of the receiving country and the company submits a “Simple Notification” to the FDA when the company begins to export. If the company or device does not comply with such criteria, FDA approval must be obtained for export. To obtain FDA export approval, if required, we must meet certain requirements, including, among other things and with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data to demonstrate that export of the device will not be contrary to public health or safety.

Food and Drug Administration Amendments Act of 2007

The Food and Drug Administration Amendments Act, or FDAAA, expanded the federal government’s clinical trial registry and results databank maintained by the NIH to include all (with limited exceptions) medical device trials. In particular, it requires certain information about device trials, including a description of the trial, participation criteria, location of trial sites, and contact information, to be sent to NIH for inclusion in a publicly accessible database. In addition, the results of clinical trials that form the primary basis for efficacy claims or are conducted after a device is approved or cleared must be posted to the results databank. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties. We are in compliance with FDAAA’s clinical registry requirements.

Foreign Government Regulation

The regulatory review process for medical devices varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject a company to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution, or other consequences.

Fraud and Abuse Regulations

We may be subject to numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute and False Claims Act, that are intended to reduce waste, fraud, and abuse in the health care industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than health care, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. In addition, many states have enacted or are considering laws that limit arrangements between medical device manufacturers and physicians and other health care providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must operate our business within the requirements of these laws and, if we were accused of violating them, could be forced to expend significant resources on investigation, remediation, and monetary penalties. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, can be excluded from federal health care programs and become subject to substantial civil and criminal penalties, and have often become subject to consent decrees severely restricting the manner in which they conduct their business.

Because we have commercial operations overseas, we are subject to the Foreign Corrupt Practices Act (FCPA) and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

Patient Protection and Affordable Care Act

Our operations will also be impacted by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the Affordable Care Act (ACA). The ACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There is no exemption for small companies, and we expect to begin paying the tax in 2013.

The ACA also requires manufacturers to report to the Department of Health and Human Services detailed information about financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects the manufacturer to significant civil monetary penalties. We expect compliance with the ACA to impose significant administrative and financial burdens on us.

Environmental Regulation

We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the European Union relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Employees

As of December 31, 2011, we had 153 employees, with 78 employees in sales and marketing, 33 in research and development, including clinical, regulatory and certain quality functions, 18 employees in operations, and 24 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

Financial Information About Geographic Areas

Financial information regarding revenues and long-lived assets by geographic area is included in Note 15—“Segment Information” in “Notes to Consolidated Financial Statements” included in this Form 10-K.

General Information

We were originally incorporated in Delaware in March 2005 as Juniper Medical, Inc. In July 2007, we changed our name to ZELTIQ Aesthetics, Inc. Our principal corporate offices are located at 4698 Willow Road, Suite 100, Pleasanton, CA 94588 and our telephone number is (925) 474-2500. Our website is located at www.coolsculpting.com. The information contained on, or that can be accessed through, our website is not a part of this annual report on Form 10-K.

We are subject to the filing requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering, building our manufacturing capabilities, and seeking regulatory clearances and approvals to market our first product, the CoolSculpting System. We have incurred significant net losses since our inception, including net losses of approximately $9.6 million in 2011, $13.5 million in 2010, and $17.6 million in 2009. At December 31, 2011, we had an accumulated deficit of approximately $83.6 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting procedure fees will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks in the United States and are approved or are otherwise free to market CoolSculpting in 47 international markets, the degree of market acceptance of CoolSculpting by physicians and patients is unproven. We believe that market acceptance of CoolSculpting will depend on many factors, including:

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

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of our CoolSculpting Systems, which would cause our revenues to be lower than expected and harm our results of operations. In addition, as we transition to direct sales in certain international markets, consistent with our sales strategy, the transition may result in a slow-down of growth or even a reduction in sales in those markets during the transition process as our distributors anticipate losing the ability to sell our products. Furthermore, our transition to direct sales in certain international markets could impact the performance of distributors in otherwise unaffected international markets as distributors may anticipate that their territories may be transitioned in the future.

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

Sales in markets outside of North America accounted for approximately 26% of our revenue for 2011, 34% of our revenue for 2010 and 59% of our revenue for 2009. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that plans to introduce this product extended the sales cycle for CoolSculpting in the fourth quarter of 2011 and may continue to have an impact on our sales in the near future.

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

Prior to receiving FDA clearance in 2009, we manufactured our CoolSculpting System in limited quantities sufficient only to meet the needs of our clinical studies. We currently manufacture our CoolSculpting System and related procedure packs, containing disposable CoolGels and CoolLiners, through a combination of direct manufacturing at our facility in Pleasanton, California and through third-party manufacturers. To manufacture our CoolSculpting System in the quantities that we believe will be required to meet anticipated market demand, we and our third-party manufacturers will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities will require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

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

OnCore Manufacturing LLC, or OnCore, manufactures our CoolSculpting control units, our CoolMax applicators, and our CoolCards used with our CoolSculpting System. In addition, our disposable CoolLiners are manufactured by Coastline International, Inc. in Tijuana, Mexico. If the operations of third-party manufacturers, especially OnCore, are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

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

Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect procedure fees may be compromised. Procedure fees constituted approximately 32%, 17%, and 8% of our revenues for the years ended December 31, 2011, 2010, and 2009, respectively, and an inability to collect them in the future would have a material adverse affect on our results of operations.

In addition, if counterfeit products are used with or in place of our own, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and certain personally identifiable information of our physician customers and employees in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to malfeasance, employee error, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation, any of which could have a material adverse effect on our business, profitability and financial condition.

We have increased the size of our company significantly and over a short period, and difficulties managing our growth could adversely affect our business, operating results, and financial condition.

We have increased our headcount from 64 at January 1, 2010 to 153 at December 31, 2011, and plan to continue to hire a substantial number of additional employees as we increase our commercialization activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2011, our patent portfolio is comprised of five issued U.S. patents, 44 issued foreign counterpart patents, 19 pending U.S. patent applications, 71 pending foreign counterpart patent applications, and three pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to March 9, 2012, our stock has had low and high sales prices in the range from $5.60 to $17.41 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the year ending December 31, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing, and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm has not been engaged to perform an audit of our internal control over financial reporting. Our independent registered public accounting firm’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, no such opinion was expressed. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Even after we develop these new procedures additional weaknesses in our internal control over financial reporting may be discovered. In order to fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we or our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective and in compliance with Section 404 we may be subject to sanctions or investigations by regulatory authorities such as the SEC or the securities exchange on which we trade and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.

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

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to delisting on the NASDAQ Global Select Market, Securities and Exchange Commission investigation, and civil or criminal sanctions.

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

A significant portion of the shares of our common stock outstanding are currently restricted as a result of securities laws, or lock-up agreements with our underwriters in connection with our IPO. Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur 180 days after October 18, 2011, subject to extension in certain circumstances, approximately 25.8 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and

Rule 701 under the Securities Act. Sales of a substantial number of shares of our common stock after the expiration of the lock-up period, or the perception that these sales could occur, could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy an approximately 43,000 square foot facility in Pleasanton, California, under a lease that ends in December 2013. We have an option to extend the lease for an additional five-year term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future as we continue to implement our out-sourcing manufacturing strategy.

We also have a small office space in Gatwick, United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

We are subject from time to time to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the NASDAQ Global Select Market under the symbol of “ZLTQ” since it began trading on October 19, 2011. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NASDAQ Global Select Market.

	Low	High
2011
Fourth Quarter	$10.77	$17.41

As of March 9, 2012, there were approximately 94 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of ZELTIQ Aesthetics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative 3-month total return provided shareholders on ZELTIQ Aesthetics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on October 19, 2011 and tracks it through December 31, 2011.

Recent Sales of Unregistered Securities

From January 1, 2011 through December 31, 2011, we sold and issued the following unregistered securities:

1.	We granted options to our employees and directors for the purchase of an aggregate of 1,305,620 shares of our common stock at a weighted-average exercise price of $6.72 per share pursuant to our 2005 Stock Incentive Plan, as amended (the “2005 Plan”) and our 2011 Equity Incentive Plan (the “2011 Plan”). During this period, stock options to purchase an aggregate of 196,031 shares of our common stock were cancelled without being exercised. The options granted during this period are subject to vesting over four years from the date of grant, subject to the optionee’s continuous service with us.

2.	We issued and sold to employees, consultants and other service providers an aggregate of 553,023 shares of common stock upon the exercise of options under the 2005 Plan at exercise prices ranging from $0.55 to $2.42 per share, for an aggregate exercise price of approximately $0.6 million.

3.	We issued 58,159 shares of our common stock upon exercise of common stock warrants at exercise prices ranging from $0.55 to $2.68 per share.

4.	We issued 6,811 shares of our common stock to a consultant for services performed.

5.	We issued 4,684 shares of restricted stock to employees as compensation for services performed.

Use of Proceeds

On October 24, 2011, we completed our initial public offering of common stock (“IPO”) of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The aggregate offering price for shares sold by the Company in the offering was approximately $100.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175514), which was declared effective by the SEC on October 18, 2011. The offering commenced as of October 18, 2011 and did not terminate before all of the securities registered in the registration statement were sold. J. P. Morgan Securities LLC, Goldman, Sachs & Co., William Blair & Company, L.L.C., and Canaccord Genuity Inc. acted as the underwriters. We received net proceeds of approximately $90.7 million, after deducting underwriting discounts and commissions of approximately $7.1 million and offering related transaction costs of approximately $2.9 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final Prospectus dated October 18, 2011, filed with the SEC pursuant to Rule 424(b) on October 19, 2011. We invested the funds received in registered money market funds.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2011. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 57. We have derived the statement of operations data for the years ended December 31, 2011, 2010, and 2009 and the balance sheet data as of December 31, 2011 and 2010 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008, and 2007 were derived from the audited financial statements that are not included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$68,144	$25,461	$1,587	$—	$—
Cost of revenues(1)	26,101	12,295	2,243	—	—

Gross profit (loss)	42,043	13,166	(656)	—	—

Operating expenses:
Research and development(1)	10,488	8,222	8,034	13,699	7,908
Sales and marketing(1)	28,953	11,987	4,519	2,568	697
General and administrative(1)	11,299	5,873	3,966	5,192	3,096

Total operating expenses	50,740	26,082	16,519	21,459	11,701

Loss from operations	(8,697)	(12,916)	(17,175)	(21,459)	(11,701)
Interest income (expense), net	(93)	(497)	(516)	—	—
Other income (expense), net	(765)	(120)	47	352	368

Loss before provision for income taxes	(9,555)	(13,533)	(17,644)	(21,107)	(11,333)
Provision for income taxes	48	—	—	—	—

Net loss	(9,603)	(13,533)	(17,644)	(21,107)	(11,333)
Cumulative dividends on convertible preferred stock	(5,099)	(5,426)	(4,208)	(4,429)	(1,525)

Net loss attributable to common stockholders	$(14,702)	$(18,959)	$(21,852)	$(25,536)	$(12,858)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.96)	$(20.19)	$(28.02)	$(36.17)	$(66.54)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$83,908	$12,667	$3,100	$12,181	$8,661
Restricted cash	255	425	341	352	272
Working capital (deficit)	84,341	7,694	(3,346)	11,220	7,749
Total assets	105,999	19,283	6,928	14,225	9,876
Total notes payable	310	1,596	7,784	—	—
Convertible preferred stock warrant liability	—	257	146	—	—
Convertible preferred stock	—	93,888	63,054	58,846	29,420
Total stockholders’ equity (deficit)	94,303	(84,493)	(67,142)	(45,860)	(20,760)

(1)	The following table presents stock-based compensation related to stock options granted to employees and non-employees in each expense category:

In addition, in 2011, the Company recorded $15,000 in stock-based compensation expense allocated to sales and marketing for restricted stock awards granted to employees and $19,000 allocated to general and administrative expenses for restricted stock awards granted to a non-employee.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cost of revenues	$54	$39	$14	$—	$—
Research and development	542	100	98	94	52
Sales and marketing	533	89	65	79	17
General and administrative	1,150	1,059	266	147	70

Total stock-based compensation expense	$2,279	$1,287	$443	$320	$139

(2)	See Notes 2 and 13 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock attributable to common stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We have received regulatory approval or are otherwise free to market CoolSculpting in 47 international markets, where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the abdomen, inner thighs, back, and chest, in addition to the flanks.

In the United States and Canada, we use our direct sales organization to selectively market CoolSculpting. As of December 31, 2011, our direct sales force consisted of 37 professionals. To support the continued roll-out of CoolSculpting, we anticipate that our North America direct sales force will increase to between 45 and 55 sales professionals in the next 12 months. We also intend to seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks.

In markets outside of North America, we sell CoolSculpting through a network of distributors. We intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. As part of that strategy, we are deploying and intend to continue to opportunistically deploy a direct sales force in select international markets. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenues from markets outside of North America comprised 26%, 34%, and 59% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting System and the CoolSculpting procedure. In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled-cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

In October 2011, we completed our initial public offering (“IPO”), at which time we sold a total of 7,743,000 shares of our common stock and certain of our stockholders sold 307,000 shares of our common stock. We received net proceeds of $90.7 million, net of underwriting discounts and commissions and other costs associated with the offering.

Revenues

We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We generated revenues of $68.1 million, $25.5 million, and $1.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Systems revenues. Sales of our CoolSculpting System include the CoolSculpting control unit and our CoolSculpting vacuum applicators. We are targeting 4,000 to 5,000 physician practice sites on a global basis that have our target characteristics. Some of our target practices may purchase more than one CoolSculpting System. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. We increased our worldwide installed base of CoolSculpting Systems from 346 units as of December 31, 2010 to 967 units as of December 31, 2011.

Procedure fees revenues. We generate revenues from procedure fees through sales of CoolSculpting procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Procedure fees revenues comprised approximately 32%, 17%, and 8% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. During fiscal 2011, we shipped approximately 190,000 CoolSculpting procedures to our physician customers.

Our business plan focuses on expanding our base of physician customers, and increasing our procedure fees revenues by driving demand for CoolSculpting procedures through our physician and consumer marketing programs. We anticipate that as we implement our business plan our revenues from procedure fees will increase as a percentage of our total revenues.

Seasonality. Seasonal fluctuations in the number of physician customers in their offices and available to take appointments as well as their patients have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in Europe. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. In order of revenue significance throughout the year, we believe our strongest to weakest quarters are as follows: fourth quarter, second quarter, first quarter and third quarter. We expect these trends to continue during the fiscal 2012.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted, or GAAP, in the United States. The preparation of our financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could materially change our results from those reported. Management evaluates its estimates, assumptions, and judgments on an ongoing basis. Historically, our critical accounting estimates have not differed materially from actual results. However, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity, and financial condition.

We believe the following critical accounting policies involve significant areas where management applies judgments and estimates in the preparation of our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Our revenues are derived from the sales of the CoolSculpting System, consisting of a control unit and applicators; and from Procedure Packs, consisting of consumables and CoolCards. Embedded software exists in the CoolCard product in order to permit our physician customers to perform a fixed number of CoolSculpting procedures. This software is not marketed separately from the CoolSculpting System or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting System is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, we do not incur significant software development costs or capitalize our software development costs. Based on this assessment, we consider the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification. We earn revenue from the sale of its products to physicians and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenues are deferred in the event that one of the revenue recognition criteria is not met.

Warranty. We include a standard warranty of three years on the control unit and one year on the applicators. In addition, we offer an extended warranty of up to two years on both control units and applicators and recognize the associated extended warranty revenues over the extended warranty coverage period. Extended warranty revenue and the related obligations are insignificant.

Persuasive Evidence of an Arrangement. We use contracts and/or customer purchase orders to determine the existence of an arrangement.

Delivery. We use shipping documents to verify that delivery has occurred.

CoolSculpting Systems & Procedure Packs. Delivery occurs upon shipment.

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, we allocate revenue to the various products based on their vendor-specific objective evidence of fair value (“VSOE”) if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, we may use third party evidence of fair value (“TPE”) to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management’s best estimate of the sales price (“ESP”) of each element to determine the relative selling price. The relative selling prices for control units, applicators and CoolCards are based on established price lists and separate, stand-alone sales of these elements. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

Our products do not require maintenance or support.

Sales Price Fixed or Determinable. We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation.

Collectability. We assess whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit worthiness.

Shipping and handling costs are expensed as incurred and included in cost of revenues. In those cases where we bill shipping and handling costs to customers, the amounts billed are classified as revenue.

Warranty

We provide a limited warranty on our products, including three years for our CoolSculpting control units and one year for our CoolSculpting vacuum applicators. In the event of a warranty claim, our Customer Care department arranges for a prompt service call. Our goal is to minimize the disruption caused by a service event, and we strive to repair a customer’s CoolSculpting System or provide the customer with a replacement CoolSculpting System promptly after notifying us of a problem. In markets outside of North America, our CoolSculpting System is serviced and supported through our independent distributors and certified third-party service providers.

We estimate and provide for future costs for initial product warranties upon shipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. We provide for the estimated product warranty costs by considering our historical costs and applying the experience rates to each product sold over the outstanding warranty period. We must exercise judgment in estimating our expected product warranty costs. If actual product failure rates, freight, material, technical support, labor, and overhead costs differ from our estimates, we will be required to revise our estimated warranty liability. We have recorded a liability of $0.7 million and $0.5 million as of December 31, 2011 and 2010, respectively, for future warranty expense.

We offer an extended warranty of up to two years on both our CoolSculpting control units and CoolSculpting vacuum applicators. We recognize the revenues from the sale of an extended warranty over the extended warranty coverage period. Our revenue from sale of extended warranties to date has been insignificant.

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes model requires the use of subjective and complex assumptions which determine the fair value of stock-based awards. We used the following assumptions for stock-based awards granted in the fiscal years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	6.0	5.9	6.2
Expected volatility	59%	61%	66%
Risk-free interest rate	1.05%-2.65%	1.9%	1.5%-3.5%
Expected dividend yield	0%	0%	0%

Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding and was primarily determined using the simplified method in accordance with guidance provided by the SEC. For option grants considered to be “plain vanilla,” the simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

Expected volatility. Since the Company was a private entity with no historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, we considered factors such as industry, stage of life cycle and size.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each award’s expected term.

Expected dividend rate. The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

Expected forfeiture rates. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period and estimates are revised.

We will continue to use judgment in evaluating the expected term, expected volatility, and forfeiture rates related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future stock-based compensation expense.

The following table sets forth our total stock-based compensation expense for stock options granted in the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$54	$39	$14
Research and development	542	100	98
Sales and marketing	533	89	65
General and administrative	1,150	1,059	266

Total stock-based compensation	$2,279	$1,287	$443

In addition, in 2011, we recorded $15,000 in stock-based compensation expense allocated to sales and marketing for restricted stock awards granted to employees and $19,000 allocated to general and administrative expenses for restricted stock awards granted to a non-employee.

In future periods, our stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation to be recognized as these awards vest and as we issue additional stock-based awards to attract and retain our employees.

Common stock valuation

Prior to the IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Given the absence of a public trading market prior to our IPO, and in accordance with the American Institute of Certified Public Accountants Practice Aid, our Board of Directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at the time of grant of the option. These factors included contemporaneous, independent valuations of our common stock, the rights and preferences of our convertible preferred stock relative to our common stock, valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, the likelihood of achieving a discrete liquidity event, such as an IPO, given prevailing market conditions, and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the Board of Directors until the IPO when our common stock started trading in the NASDAQ Global Select Market under ticker symbol ZLTQ on October 19, 2011. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Convertible Preferred Stock Warrants

Prior to our IPO in October 2011, we accounted for warrants to purchase shares of our convertible preferred stock as liabilities at fair value because these warrants may have obligated us to transfer assets to the holders at a future date under certain circumstances, such as a change of control. We re-measured these warrants to current fair value at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net in our consolidated statement of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model. We used a number of assumptions to estimate the fair value including the remaining contractual terms of the warrant, risk-free interest rates, expected dividend yield, and expected volatility of the price of the underlying stock. We continued to adjust the liability for changes in fair value until our IPO, at which time all unexercised warrants automatically converted into warrants to purchase common stock and the warrant liability was reclassified to additional paid-in capital. We recorded $0.7 million, $0.1 million and $0.1 million of other expense in our consolidated statements of operations in conjunction with these warrants in the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in the United States, and we use estimates in determining our provision for income taxes. We use the asset and liability method of accounting for income taxes. Under this method, we calculate deferred tax asset or liability account balances at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect our taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2011, we had a full valuation allowance against all of our deferred tax assets.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to tax positions existing at December 31, 2011 will significantly increase or decrease in the next 12 months.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Our judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

As of December 31, 2011, we had federal and state net operating loss carryforwards of $73.8 million and $71.9 million, respectively. The federal net operating loss carryforwards will begin to expire in 2026, and the state net operating loss carryforwards will begin to expire in 2016. In addition, as of December 31, 2011, we had federal and state research and development tax credit carryforwards of approximately $2.0 million and $2.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2026, if not used, and the state research and development tax credit carryforwards do not expire. Because of the net operating loss and credit carryforwards, all of our tax years, dating to inception in 2005, remain open to federal and state examinations.

Utilization of net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2011. Based on this analysis, it was determined that we did not experience an ownership change of greater than 50% during this period. Therefore, the utilization of net operating losses and credit carryforwards is not currently limited. In the event we experience any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues (in thousands, except for percentages):

	Years Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Revenues
Systems	$46,552	$21,094	$25,458	121%
Procedure fees	21,592	4,367	17,225	394%

Total revenues	$68,144	$25,461	$42,683	168%

Total revenues increased by $42.7 million, or 168%, to $68.1 million in 2011 compared to $25.5 million in 2010.

Systems revenues. Systems revenues increased by $25.5 million to $46.6 million in 2011 compared to $21.1 million in 2010. Systems revenues represented 68% and 83% of total revenues for 2011 and 2010, respectively. The increase in systems revenues was primarily due to growing physician demand for CoolSculpting Systems driven by our physician marketing programs, obtaining our 510(k) clearance to market our CoolSculpting System for the selective reduction of fat, and an increased number of direct sales representatives in North America and distributors outside of North America promoting CoolSculpting.

Procedure fees revenues. Procedure fees revenues increased by $17.2 million to $21.6 million in 2011 compared to $4.4 million in 2010. Procedure fees revenues represented 32% and 17% of total revenues for 2011 and 2010, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Years Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Cost of revenues	$26,101	$12,295	$13,806	112%
% of total revenues	38%	48%
Gross profit	$42,043	$13,166	$28,877	219%
Gross profit %	62%	52%

Cost of revenues increased by $13.8 million, or 112%, to $26.1 million in 2011 compared to $12.3 million in 2010. The increase in cost of revenues was primarily due to the increase in volume of CoolSculpting Systems and procedure packs sold. Cost of revenues as a percentage of total revenues decreased from 48% to 38% of total revenues in 2011 compared to 2010 as a result of standard cost reduction in procedure packs as well as cost savings resulting from outsourcing the manufacture of our control units, some applicators and CoolCards to a third party starting in the second quarter of 2010.

Gross profit was $42.0 million, or 62% of total revenues, in 2011, compared to $13.2 million, or 52% of total revenues, in 2010. Higher gross profit was driven by an increase in procedure fees as a percentage of total revenues and reduction of manufacturing costs.

Operating Expenses (in thousands, except for percentages):

	Years Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Operating expenses
Research and development	$10,488	$8,222	$2,266	28%
% of total revenues	15%	32%
Sales and marketing	$28,953	$11,987	$16,966	142%
% of total revenues	42%	47%
General and administrative	$11,299	$5,873	$5,426	92%
% of total revenues	17%	23%

Total operating expenses	$50,740	$26,082	$24,658	95%

Research and development. Research and development expenses increased by $2.3 million, or 28%, to $10.5 million in 2011 compared to $8.2 million in 2010. The increase in research and development expenses was primarily due to an increase in payroll related costs of $0.6 million resulting from an increase in headcount, a higher stock-based compensation expense by approximately $0.4 million and an increase in development costs of $0.9 million, comprised mostly of $0.4 million in CoolFlex product related write-offs pursuant to the discontinuation of the CoolFlex program, $0.3 million in research and development material costs and $0.1 million in engineering design costs. The remaining increase is attributed to higher travel expenses in 2011.

Sales and marketing. Sales and marketing expenses increased by $17.0 million, or 142%, to $29.0 million in 2011 compared to $12.0 million in 2010. The increase in sales and marketing expenses was due to higher payroll related costs of $3.8 million resulting from an increase in headcount and higher sales commissions of $2.4 million. Additionally, we incurred higher collateral development, public relations, strategy and research, marketing materials and advertising costs primarily related to our consumer advertising campaign that we prepared to launch in 2012 as well as higher travel expenses of approximately $6.4 million. The remaining increase is attributed to higher credit card processing fees, a higher allocation of IT and facilities costs, higher stock-based compensation expenses and higher consulting expenses.

General and administrative. General and administrative expenses increased by $5.4 million, or 92%, to $11.3 million in 2011, compared to $5.9 million in 2010. The increase in general and administrative expenses was primarily due to an increase in payroll related costs of $1.3 million resulting from an increase in headcount, higher legal and consulting expenses of $1.4 million and higher accounting and auditing fees of approximately $2.3 million incurred in preparation for the IPO.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Years Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Interest income (expense), net	$(93)	$(497)	$404	(81)%
% of total revenues	0%	(2)%
Other income (expense), net	$(765)	$(120)	$(645)	538%
% of total revenues	(1)%	0%

Interest income (expense), net. Interest income (expense), net was an expense of $93,000 for 2011 compared to an expense of $0.5 million in 2010. The decrease in interest income (expense), net was primarily due to the conversion of our bridge loan into the Series D-1 convertible preferred stock financing in May 2010.

Other income (expense), net. Other income (expense), net for 2011 was an expense of $0.8 million compared to $0.1 million of expense in 2010 primarily related to the loss incurred on the change in fair value of the convertible preferred stock warrant.

Comparison of Years Ended December 31, 2010 and 2009

Revenues (in thousands, except for percentages):

	Years Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Revenues
Systems	$21,094	$1,455	$19,639	1,350%
Procedure fees	4,367	132	4,235	3,208%

Total revenues	$25,461	$1,587	$23,874	1,504%

Total revenues increased by $23.9 million to $25.5 million in 2010 compared to $1.6 million in 2009.

Systems revenues. Systems revenues increased by $19.6 million to $21.1 million in 2010 compared to $1.5 million in 2009. Systems revenues represented 83% and 92% of total revenues for 2010 and 2009, respectively. The increase in systems revenues was primarily due to growing physician demand for CoolSculpting Systems driven by our physician marketing programs, obtaining our 510(k) clearance to market our CoolSculpting System for the reduction of fat, and an increased number of direct sales representatives in North America and distributors outside North America promoting CoolSculpting.

Procedure fees revenues. Procedure fees revenues increased by $4.2 million to $4.4 million in 2010 compared to $0.1 million in 2009. Procedure fees revenues represented 17% and 8% of total revenues for 2010 and 2009, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems and an increased number of CoolSculpting procedures performed by our physician customers driven by our physician and consumer marketing programs.

Cost of revenue and Gross Profit (Loss) (in thousands, except for percentages):

	Years Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Cost of revenues	$12,295	$2,243	$10,052	448%
% of total revenues	48%	141%
Gross profit (loss)	$13,166	$(656)	$13,822	(2,107)%
Gross profit (loss) %	52%	(41)%

Cost of revenues increased by $10.1 million to $12.3 million in 2010 compared to $2.2 million in 2009 primarily due to the volume of CoolSculpting Systems and procedure packs sold. Cost of revenues as a percentage of total revenues decreased from 141% to 48% for 2010 compared to 2009. This decrease is primarily due to fixed overhead costs being absorbed over a larger revenue base.

The improvement in gross profit in 2010 was due to the increased sales volume.

Operating Expenses (in thousands, except for percentages):

	Years Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Operating expenses
Research and development	$8,222	$8,034	$188	2%
% of total revenues	32%	506%
Sales and marketing	$11,987	$4,519	$7,468	165%
% of total revenues	47%	285%
General and administrative	$5,873	$3,966	$1,907	48%
% of total revenues	23%	250%

Total operating expenses	$26,082	$16,519	$9,563	58%

Research and development. Research and development expenses increased by $0.2 million, or 2%, to $8.2 million in 2010 compared to $8.0 million during 2009 primarily as a result of increases in personnel-related costs of $1.2 million offset by lower clinical, consulting, and license fees of $0.7 million.

Sales and marketing. Sales and marketing expenses increased by $7.5 million, or 165%, to $12.0 million in 2010 compared to $4.5 million in 2009 due to the increase in personnel-related costs of $4.1 million, an increase in travel-related expenses of $1.7 million, and an increase in marketing activities of $1.3 million.

General and administrative. General and administrative expenses increased by $1.9 million, or 48%, to $5.9 million in 2010 compared to $4.0 million in 2009 due to increases in personnel-related costs of $1.0 million and $0.8 million in stock-based compensation expense.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Years Ended December 31,		2010 vs. 2009
	2010	2009	$ Change	% Change
Interest income (expense), net	$(497)	$(516)	$19	(4)%
% of total revenues	(2)%	(33)%
Other income (expense), net	$(120)	$47	$(167)	(355)%
% of total revenues	0%	3%

Interest income (expense), net. Interest income (expense), net reflected a slight decrease at $0.5 million of expense for 2010. The decrease in interest income (expense), net was primarily due to lower interest expense related to our notes payable due to lower average outstanding balance during 2010 offset by higher interest expense related to our $10.0 million bridge loans we entered into in October 2009 and converted to Series D-1 convertible preferred stock in May 2010.

Other income (expense), net. Other income (expense), net for 2010 was an expense of $0.1 million compared to $47,000 of income in 2009. The increase in the expense is primarily related to the loss incurred on the change in fair value of the convertible preferred stock warrant of $0.1 million during 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, and the proceeds from our IPO. As of December 31, 2011, we had cash and cash equivalents of $83.9 million. An increase over 2010 reflects the $90.7 million proceeds, net of underwriter discounts and offering costs, raised through our IPO in October 2011.

The following table summarizes our working capital and cash and cash equivalents (in thousands):

	Year Ended December 31,
	2011	2010	2009
Working capital (deficit)	$84,341	$7,694	$(3,346)
Cash and cash equivalents	83,908	12,667	3,100

Summary Statement of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(10,296)	$(7,651)	$(16,737)
Net cash used in investing activities	(8,405)	(1,870)	(261)
Net cash provided by financing activities	89,942	19,088	7,917

Net increase (decrease) in cash and cash equivalents	$71,241	$9,567	$(9,081)

Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Operating activities.

Net cash used in operating activities was $10.3 million during the year ended December 31, 2011 resulting primarily from our net loss of $9.6 million. Non-cash items including depreciation and amortization, stock-based compensation, change in fair value of preferred stock warrant liability, amortization of debt discount and loss on disposal of property and equipment resulted in net increase of $4.1 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $4.3 million, an increase in inventory of $2.3 million and an increase in prepaid and other assets of $1.4 million offset by an increase of $3.5 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers with credit terms in 2011 compared to 2010. The increase in inventory was due to purchases of inventory component parts and finished goods to fulfill customer orders as demand for our systems increased. The increase in prepaid and other assets was primarily driven by additional insurance costs and higher prepayments for tradeshows and other marketing and sales events. The increase in accounts payable and accrued liabilities during 2011 was due to increased expenses incurred as a result of the growth in our business activities, higher accrued compensation due to higher headcount and sales related expenses such as commissions, higher warranty and royalty accruals as a result of an increase in system sales and an increase in total revenue, respectively.

Net cash used in operating activities was $7.7 million during the year ended December 31, 2010 and consisted of a net loss of $13.5 million, offset by non-cash items of $1.9 million and a net change in operating assets and liabilities of $3.9 million. Non-cash items for the year ended December 31, 2010 consisted primarily of depreciation expense of $0.6 million and stock-based compensation expense of $1.3 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $1.2 million offset by increases of $5.4 million in accounts payable, accrued and other non-current liabilities and a decrease in accounts receivable of $0.4 million. The increase in inventory was due to purchases of inventory component parts and finished goods to fulfill customer orders as demand for our systems increased. The increase in accounts payable and accrued liabilities during 2010 was due to the increased purchases and expenses incurred as product demand increased and higher accrued compensation due to higher headcount and sales related expenses such as commissions and bonuses.

Net cash used in operating activities was $16.7 million for the year ended December 31, 2009 and consisted of a net loss of $17.6 million, offset by non-cash items of $1.0 million and a net decrease in operating assets and liabilities of $0.1 million. Non-cash items for the year ended December 31, 2009 consisted primarily of depreciation expense of $0.5 million and stock-based compensation expense of $0.4 million. The significant changes in operating assets and liabilities include increases in accounts receivable of $1.0 million and inventory of $1.0 million, partially offset by an increase accounts payable, accrued and other non-current liabilities of $1.2 million. The change in accounts receivable and inventory was due to our launch of product sales in the third quarter of 2009. The increase in accounts payable during 2009 was due to increased purchases associated with the start-up of our production of product during 2009.

Investing activities.

Net cash used in investing activities was $8.4 million, $1.9 million and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. In 2011, we made and capitalized milestone payments under our license agreement with MGH in the amount of $7.0 million and purchased $1.6 million of property and equipment that reduced our cash flows from investing activities. This decrease was slightly offset by the change in our restricted cash by $0.2 million. In 2010, we capitalized a $1.1 million milestone payment under our license agreement with MGH and purchased $0.7 million of property and equipment. Purchases of property and equipment were primarily for tooling equipment to support our research and development and manufacturing activities. For 2009, the cash outflows related entirely to purchases of property and equipment.

Financing activities.

Net cash provided by financing activities during the year ended December 31, 2011 of $89.9 million consisted primarily of IPO proceeds of $90.7 million, net of underwriter discount and issuance costs. Repayment of notes payable accounted for $1.3 million that reduced the cash flows from financing activities. Cash received for other issuances of common stock and warrants during the year amounted to $0.6 million.

Net cash provided by financing activities during the year ended December 31, 2010 of $19.1 million consisted of net proceeds from the sale of our Series D convertible preferred stock of $15.1 million, proceeds from the issuance of the second tranche of a bridge loan of $5.0 million and $0.3 million from the issuance of common stock upon the exercise of stock options offset by repayment of notes payable of $1.2 million.

Net cash provided by financing activities during the year ended December 31, 2009 of $7.9 million consisted primarily of proceeds from the issuance of the first tranche of a bridge loan of $5.0 million and the issuance of notes payable with a financial institution of $3.5 million, offset by repayment of notes payable of $0.6 million.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and payment of our outstanding indebtedness. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table in order to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of December 31, 2011 (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$1,777	$882	$895	$—	$—
Purchase commitments	5,436	5,436	—	—	—
Indebtedness	520	520	—	—	—

Total	$7,733	$6,838	$895	$—	$—

In May 2005, we entered into the MGH Agreement to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting System. As defined in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.

Loan Agreement

In January 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to us in three separate tranches. Tranche A, for $1.5 million, was received in January 2009. Tranche B, for $2.0 million, was received on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable are collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carry an interest rate of 7.28% per annum. The repayment of principal, plus interest, is via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche. As of December 31, 2010, we were in compliance with the terms of the Loan Agreement, except for the covenant to deliver audited financial statements to the lender within 180 days from December 31, 2010. We obtained a waiver of this covenant from the lender and subsequently delivered audited financial statements to the lender in accordance with the term of the waiver. As of December 31, 2011, we were in compliance with the terms of the Loan Agreement.

In accordance with the Loan Agreement, we issued a warrant to the financial institution in January 2009 to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as debt discount at issuance and is being amortized to interest expense over the term of the notes.

The following is a schedule of payments due on notes payable as of December 31, 2011 (in thousands):

Year Ending December 31,	Amount
2012	$319

Total payments	319
Less:
Unamortized discount and interest	(9)
Current portion	(310)

Notes payable, net of current portion	$—

In addition to the payments in the schedule above, we were obligated to make a final payment of 5.75% of the advanced amount. Subsequent to December 31, 2011, the remaining loan balance of $0.3 million, and the final payment of 5.75% of the advanced amount, or $0.2 million, were paid in full to Silicon Valley Bank.

Lease Commitments

Our facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $0.7 million and $0.7 million, respectively.

Future minimum lease payments under the noncancelable operating lease as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,	Amount
2012	$882
2013	895

Total future minimum lease payments	$1,777

Purchase Commitments

We have noncancelable purchase commitments at December 31, 2011. These commitments include purchase obligations to contract manufacturers and suppliers for $5.4 million, which are all payable in 2012.

Warranty

We provide a limited warranty on our products, three years for control units and one year for applicators. We accrue for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2011	2010
Balance at the beginning of the period	$519	$23
Additions	905	709
Deductions	(682)	(213)

Balance at the end of the period	$742	$519

Convertible Notes Payable

In October 2009, we entered into a bridge loan agreement with related parties. The lenders committed to issue to us, on an unsecured basis, up to $10 million in unsecured convertible promissory notes. The convertible promissory notes carried an interest rate of 8% per annum. In October 2009, we received $5.0 million through the first closing of the convertible promissory notes, and in February 2010, we received an additional $5.0 million through the second closing of the convertible promissory notes. In May 2010, we completed a preferred stock financing and converted the outstanding convertible promissory notes, including accrued interest, into our Series D-1 convertible preferred stock.

Related Party Transactions

Note Receivable from a Stockholder

In December 2007, we issued 445,509 shares of our common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $0.2 million. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and currently bear interest at a rate of 4.0% per annum, and are collateralized by the related common stock and the executive’s assets. The executive separated from us in December 2010. The promissory notes are due and payable in full (all accrued and unpaid interest) upon nine months following the initial public offering of our common stock. These notes receivable are related to a prior exercise of stock options and have been recorded as a contra stockholders’ equity (deficit) account.

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, which was subsequently amended in February 2012. The amended agreement appoints ADVANCE as the exclusive distributor of CoolSculpting in Brazil for seven years. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter under the distribution agreement. Venrock holds common stock ownership in ZELTIQ and owns equity interests in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Board of Directors, is a partner of Venrock. The revenue recognized by us under this distribution agreement for year ended December 31, 2011 was $2.0 million and the accounts receivable balance as of December 31, 2011 was $0.2 million.

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

In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year ending June 30, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.

Off-balance Sheet Arrangements

As of December 31, 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. We are not exposed to foreign currency exchange risk in that we invoice revenues in U.S. dollars and receive payments in U.S. dollars.

Interest Rate Fluctuations

Our investments include cash and cash equivalents, which consist of cash and money market accounts, and are held for working capital purposes. We had cash and cash equivalents of $83.9 million and $12.7 million as of December 31, 2011 and 2010, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risks due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Foreign Exchange

Our exposure to foreign currency exchange risk has been insignificant because both our revenues and the majority of our expenses are generated and incurred and paid in U.S. dollars.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ZELTIQ Aesthetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ZELTIQ Aesthetics, Inc. and its subsidiary (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2012

ZELTIQ Aesthetics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,908	$12,667
Accounts receivable, net	4,941	613
Inventory	4,476	2,164
Restricted cash	255	425
Prepaid expenses and other current assets	2,385	993

Total current assets	95,965	16,862
Property and equipment, net	2,144	1,397
Intangible asset, net	7,882	1,024
Other assets	8	—

Total assets	$105,999	$19,283

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,925	$3,373
Accrued liabilities	6,014	3,770
Deferred revenue, net of deferred costs	375	691
Current portion of notes payable	310	1,334

Total current liabilities	11,624	9,168
Notes payable, net of current portion	—	262
Convertible preferred stock warrant liability	—	257
Other non-current liabilities	72	201

Total liabilities	$11,696	$9,888

Commitments and contingencies (Note 8)

Convertible preferred stock, $0.01 par value: no shares authorized or issued and outstanding at December 31, 2011; 86,163,074 shares authorized and 23,381,764 shares issued and outstanding at December 31, 2010 (Liquidation value of $81,164 as of December 31, 2010)	—	93,888

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at December 31, 2011; no shares authorized or issued and outstanding at December 31, 2010	—	—

Common stock, $0.001 par value: 500,000,000 shares authorized and 33,997,809 shares issued and outstanding at December 31, 2011 and 112,000,000 shares authorized and 1,216,167 issued and outstanding at December 31, 2010	37	4
Additional paid-in capital	178,122	—
Notes receivable from a stockholder	(245)	(245)
Accumulated deficit	(83,611)	(84,252)

Total stockholders’ equity (deficit)	94,303	(84,493)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$105,999	$19,283

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$68,144	$25,461	$1,587
Cost of revenues	26,101	12,295	2,243

Gross profit (loss)	42,043	13,166	(656)

Operating expenses:
Research and development	10,488	8,222	8,034
Sales and marketing	28,953	11,987	4,519
General and administrative	11,299	5,873	3,966

Total operating expenses	50,740	26,082	16,519

Loss from operations	(8,697)	(12,916)	(17,175)
Interest income (expense), net	(93)	(497)	(516)
Other income (expense), net	(765)	(120)	47

Loss before provision for income taxes	(9,555)	(13,533)	(17,644)
Provision for income taxes	48	—	—

Net loss	(9,603)	(13,533)	(17,644)
Cumulative dividends on convertible preferred stock	(5,099)	(5,426)	(4,208)

Net loss attributable to common stockholders	$(14,702)	$(18,959)	$(21,852)

Net loss per share attributable to common stockholders, basic and diluted	$(1.96)	$(20.19)	$(28.02)

Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders—basic and diluted	7,506,282	939,028	779,841

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Stock Preferred		Common Stock		Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	14,331,921	$58,846	825,812	$3	$—	$(245)	$(45,618)	$(45,860)
Issuance of common stock upon exercise of stock options	—	—	28,278	—	30	—	—	30
Issuance of common stock for services	—	—	10,281	—	20	—	—	20
Vesting of restricted shares issued in prior periods	—	—	—	—	77	—	—	77
Stock-based compensation	—	—	—	—	443	—	—	443
Cumulative dividends on Series A, Series B, and Series C convertible preferred stock	—	4,208	—	—	(570)	—	(3,638)	(4,208)
Net loss	—	—	—	—	—	—	(17,644)	(17,644)

Balance at December 31, 2009	14,331,921	63,054	864,371	3	—	(245)	(66,900)	(67,142)
Issuance of common stock upon exercise of stock options	—	—	353,669	1	272	—	—	273
Repurchase of common stock	—	—	(1,873)	—	(1)	—	—	(1)
Vesting of restricted shares issued in prior periods	—	—	—	—	49	—	—	49
Issuance of Series D-1 convertible preferred stock for conversion of convertible notes payable	3,864,642	10,354	—	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock for cash, net of issuance costs of $124	3,046,966	8,039	—	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $48	2,138,235	7,015	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,287	—	—	1,287
Cumulative dividends on Series A, Series B, Series C, and Series D convertible preferred stock	—	5,426	—	—	(1,607)	—	(3,819)	(5,426)
Net loss	—	—	—	—	—	—	(13,533)	(13,533)

Balance at December 31, 2010	23,381,764	$93,888	1,216,167	$4	$—	$(245)	$(84,252)	$(84,493)

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Stock Preferred		Common Stock		Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	23,381,764	$93,888	1,216,167	$4	$—	$(245)	$(84,252)	$(84,493)
Issuance of common stock upon exercise of stock options	—	—	553,023	1	591	—	—	592
Issuance of restricted stock for services	—	—	11,495	—	34	—	—	34
Revision to correct prior accretion on convertible preferred stock	—	(12,724)	—	—	2,480	—	10,244	12,724
Exercise of common stock warrants for cash	—	—	58,159	—	3	—	—	3
Conversion of preferred stock into common stock upon initial public offering	(23,381,764)	(81,164)	24,415,965	24	81,140	—	—	81,164
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	921	—	—	921
Issuance of common stock in initial public offering, net of underwriter discount of $7,046 and issuance costs of $2,931	—	—	7,743,000	8	90,674	—	—	90,682
Stock-based compensation	—	—	—	—	2,279	—	—	2,279
Net loss	—	—	—	—	—	—	(9,603)	(9,603)

Balance at December 31, 2011	—	$—	33,997,809	$37	$178,122	$(245)	$(83,611)	$94,303

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,603)	$(13,533)	$(17,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826	565	487
Stock-based compensation	2,279	1,287	443
Change in fair value of preferred stock warrant liability	664	111	—
Issuance of common stock for services	34	—	20
Amortization of debt discount	49	49	39
Loss on disposal of property and equipment	291	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,328)	418	(1,031)
Inventory	(2,312)	(1,161)	(1,003)
Prepaid expenses and other assets	(1,400)	(740)	25
Deferred revenue, net of deferred costs	(316)	(45)	736
Accounts payable, accrued and other non-current liabilities	3,520	5,398	1,191

Net cash used in operating activities	(10,296)	(7,651)	(16,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,575)	(736)	(272)
Purchase of intangible asset	(7,000)	(1,050)	—
Restricted cash	170	(84)	11

Net cash used in investing activities	(8,405)	(1,870)	(261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	5,000	5,000
Proceeds from notes payable	—	—	3,500
Repayment of notes payable	(1,335)	(1,238)	(613)
Proceeds from issuance of preferred stock, net of issuance costs	—	15,054	—
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and issuance costs	90,682	—	—
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	595	273	30
Repurchase of common stock	—	(1)	—

Net cash provided by financing activities	89,942	19,088	7,917

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,241	9,567	(9,081)
CASH AND CASH EQUIVALENTS—Beginning of period	12,667	3,100	12,181

CASH AND CASH EQUIVALENTS—End of period	$83,908	$12,667	$3,100

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.

Notes to Consolidated Financial Statements

1. The Company and Basis of Presentation

ZELTIQ Aesthetics, Inc. (“We”, “Our”, “ZELTIQ”, or the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. The Company’s first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. The Company generates revenues from capital sales of its CoolSculpting System and from procedure fees its physician customers pay for each CoolSculpting procedure they perform.

In August 2011, the Company incorporated ZELTIQ Limited as a wholly owned subsidiary in the United Kingdom to serve as its direct sales office.

Reverse Stock Split

On October 13, 2011, the Company filed a certificate of amendment to the Company’s amended and restated certificate of incorporation that effected a reverse stock split of the Company’s common stock in which each 3.670069 shares of common stock outstanding or held in treasury immediately prior to such time was combined into one share of common stock. The par value of the common stock remained $0.001 per share. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Initial Public Offering

On October 24, 2011, the Company completed its initial public offering (“IPO”) of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The Company received net proceeds of approximately $90.7 million, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The primary estimates underlying our financial statements include the product warranty, assumptions regarding variables used in calculating the fair value of our equity awards, useful lives of intangibles, income taxes and contingent liabilities. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing FDA Quality System Regulation, the FDA may withdraw its market clearance or take other action. The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company’s manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA’s Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede the Company’s ability to meet demand.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held by financial institutions in the United States of America and in the United Kingdom. Deposits may, at times, exceed the amount of insurance provided on such deposits. To date, the Company has not experienced any losses on its invested cash and cash equivalents.

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices. At December 31, 2011 and 2010, the Company’s allowance for doubtful accounts was $40,000 and $62,000, respectively.

As of December 31, 2011, no individual customer accounted for 10% or more of the Company’s accounts receivable. As of December 31, 2010, one customer accounted for 22% of total accounts receivable.

No customer accounted for greater than 10% of total revenues during the year ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2009, two customers individually accounted for 15% and 11% of total revenues.

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

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying amount of the convertible preferred stock warrant liability represents its estimated fair value. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of revenues and establish a new cost basis for the inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Assets not yet placed in use are not depreciated.

The useful lives of the property and equipment are as follows:

Lab equipment, tooling, and molds	5 years
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Capitalized Software

The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs mainly include external direct costs utilized in developing or obtaining the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The capitalized costs associated with internal-use software are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Restricted Cash

At December 31, 2011 and 2010, cash of $0.3 million and $0.4 million, respectively was restricted from withdrawal and held by a bank in the form of certificates of deposit. As of December 31, 2011, the certificate of deposit was held as collateral for the facility lease agreement. As of December 31, 2010, these certificates of deposit collateralized the Company’s available credit for corporate credit cards and the risk of default on the facility lease agreement.

Intangible Asset

The intangible asset consists of an exclusive license agreement for commercializing patents and other technology. All milestone payments subsequent to the date of the FDA approval are capitalized as purchased technology when paid, and are subsequently amortized into cost of revenues using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

Impairment of Long-lived Assets

The Company reviews property and equipment and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the assets’ fair value determined using the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets as of December 31, 2011.

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

Warranty. The Company includes a standard warranty of three years on the control unit and one year on the applicators. In addition, the Company offers an extended warranty of up to two years on both control units and applicators and recognizes the associated extended warranty revenues over the extended warranty coverage period. Extended warranty revenue and the related obligations have been insignificant for the periods presented.

Persuasive Evidence of an Arrangement. The Company uses contracts and/or customer purchase orders to determine the existence of an arrangement.

Delivery. The Company uses shipping documents to verify that delivery has occurred.

CoolSculpting Systems & Procedure Packs. Delivery occurs upon shipment.

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value (“VSOE”) if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value (“TPE”) to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price (“ESP”) of each element to determine the relative selling price. The relative selling prices for control units, applicators and CoolCards are based on established price lists and separate, stand-alone sales of these elements. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

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

Cost of Revenues

Cost of revenues consists primarily of cost of finished and semi-finished products purchased from our third-party manufacturers, labor, material, and overhead involved in our internal manufacturing processes, technology amortization and royalty fees and cost of product warranty. In the event that a revenue transaction is deferred, the corresponding cost associated with the transaction will also be deferred.

Shipping and Handling

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in cost of revenues.

Research and Development

Research and development costs primarily consist of salaries, benefits, incentive compensation, stock-based compensation, and allocated facilities costs for employees and contractors engaged in research, clinical studies, regulatory affairs, and development. The Company expenses all research and development costs in the periods in which they are incurred.

Advertising costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2011, 2010 and 2009 advertising costs totaled $1.9 million, $0.2 million, and $35,000, respectively.

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

Stock-Based Compensation

The Company maintains incentive plans under which incentive and nonqualified stock options are granted primarily to employees and non-employee consultants.

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

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The awards generally vest ratably over the time period the Company expects to receive services from the non-employee. The fair values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of asset and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when in management’s estimate, it is more likely than not, that the deferred tax assets will not be recovered.

The Company records a liability for uncertain tax positions taken or expected to be taken on the Company’s tax return when it is more likely than not that the tax position may not be sustained upon a tax audit despite the Company’s belief that the tax return positions are fully supportable, and additional taxes will be due as a result. To the extent that the assessment of such tax positions change, for example, based on the outcome of the audit, the change in estimate is recorded in the period in which the determination is made.

The Company recognizes interest and/or penalties related to all tax positions in income tax expense. No interest or penalties have been accrued for any period presented.

Net Loss Per Share

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss), and other comprehensive income (loss). Through December 31, 2011, the components of other comprehensive income (loss) are not significant, individually or in the aggregate, and therefore, no comprehensive income (loss) information has been presented.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for the Company prospectively beginning in the first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, and cash flows.

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

In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company’s fiscal year ending June 30, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.

3. Fair Value of Financial Instruments

The Company measures and reports its money market funds and convertible preferred stock warrant liability at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$81,022	$—	$—	$81,022

	As of December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$9,509	$—	$—	$9,509

Financial Liabilities
Convertible preferred stock warrant liability	$—	$—	$257	$257

The changes in the fair value of the Company’s Level 3 financial liabilities are summarized below (in thousands):

	December 31,
	2011	2010
Fair value of convertible preferred stock warrant liability—beginning of period	$257	$146
Fair value of convertible preferred stock warrants issued during the period	—	—
Change in fair value of the convertible preferred stock warrant liability	664	111
Reclassification of value of convertible preferred stock warrants to additional paid-in capital upon initial public offering	(921)	—

Fair value of convertible preferred stock warrant liability—end of period	$—	$257

The change in fair value of the convertible preferred stock warrant liability is recognized as other income (expense), net. Details of the assumptions used for the re-measurement are discussed in Note 9.

4. Balance Sheet Components

Inventory

Inventory is comprised of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$2,336	$1,126
Finished goods	2,140	1,038

Total inventory	$4,476	$2,164

Property and Equipment, Net

Property and equipment, net are comprised of the following (in thousands):

	December 31,
	2011	2010
Lab equipment, tooling and molds	$1,314	$1,017
Computer equipment	476	505
Computer software	1,064	653
Furniture and fixtures	260	235
Leasehold improvements	329	211
Vehicles	35	35

Total property and equipment	3,478	2,656
Less: Accumulated depreciation and amortization	(1,802)	(1,413)
Construction in progress	468	154

Property and equipment, net	$2,144	$1,397

Depreciation and amortization was $0.7 million, $0.5 million, and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, capitalized internal use software at cost was $0.5 million and $71,000 respectively. The associated accumulated amortization was $63,000 and $0 as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009 amortization expense for capitalized software costs was $63,000, $0 and $0, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2011	2010
Accrued payroll and employee related expenses	$2,708	$1,885
Accrued royalty	1,307	822
Accrued warranty	742	519
Accrued sales and other taxes payable	652	488
Accrued marketing expenses	364	47
Other accrued liabilities	241	9

Total accrued liabilities	$6,014	$3,770

Warranty

Warranty accrual as of December 31, 2011 and 2010 consists of the following activity (in thousands):

	December 31,
	2011	2010
Balance at the beginning of the period	$519	$23
Additions	905	709
Deductions	(682)	(213)

Balance at the end of the period	$742	$519

5. License Agreement with MGH

In May 2005, the Company entered into an exclusive license agreement with the General Hospital Corporation, a not for profit Massachusetts corporation, which owns and operates the Massachusetts General Hospital, or MGH. This agreement was amended and restated in September 2011. Under this agreement, the Company obtained an exclusive license to develop and commercialize the patent and the core technology that underlies its CoolSculpting System. The Company conducted development from 2005 through 2009, and thereafter started commercialization of the products. The agreement will remain in full force and effect for the later of (i) the life of any patents that issue from the underlying patent applications, which are expected to expire in 2023 or (ii) one year after the last commercial sale for which a royalty is due to MGH, unless terminated in accordance with its terms and conditions. MGH may terminate the agreement upon the Company’s insolvency, failure to maintain insurance, material breach of the agreement including failure to satisfy the Company’s post-sales requirements, or failure to make required payments. The Company may terminate the agreement for any reason upon 90 days’ advance written notice to MGH. The Company has complied with its contractual requirements to date.

The Company is obligated to make various payments to MGH, including (i) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting and (ii) milestone payments. During the year ended December 31, 2010, the Company paid MGH a $1.1 million milestone payment upon receipt of FDA clearance to market its CoolSculpting System for the selective reduction of fat. The remaining milestone payments including (i) $1 million due upon achieving cumulative net sales (as defined in the agreement) of $70 million and (ii) $6 million due upon the earlier to occur of achieving cumulative net sales (as defined in the agreement) of $200 million, or the completion of a qualifying initial public offering were made during the quarter ended December 31, 2011. As of December 31, 2011, the Company has completed all the milestones associated with the license agreement with MGH and have no milestone payments to MGH outstanding.

All payments made to MGH prior to the FDA product approval were expensed as incurred as research and development costs. Milestone payments made beginning on the date of FDA approval are capitalized and amortized into cost of revenues using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent. Royalty payments are accrued as the Company recognizes revenues, and are included in cost of revenues.

The intangible asset, net is comprised of the following (in thousands):

	December 31,
	2011	2010
Purchased technology	$8,050	$1,050
Less: Accumulated amortization	(168)	(26)

Intangible asset, net	$7,882	$1,024

The amortization expense of the intangible asset was $0.1 million for the year ended December 31, 2011. The total estimated annual future amortization expense for this intangible asset as of December 31, 2011 is as follows (in thousands):

Fiscal Year
2012	$701
2013	701
2014	701
2015	701
2016	701
Thereafter	4,377

Total	$7,882

6. Notes Payable

Loan Agreement

In January 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to the Company in three separate tranches. Tranche A, for $1.5 million, was received by the Company in January 2009. Tranche B, for $2.0 million, was received by the Company on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable are collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carry an interest rate of 7.28% per annum. The repayment of principal, plus interest, is via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche. As of December 31, 2010, the Company was in compliance with the terms of the Loan Agreement, except for the covenant to deliver audited financial statements to the lender within 180 days from December 31, 2010. The Company obtained a waiver of this covenant from the lender and subsequently delivered audited financial statements to the lender in accordance with the term of the waiver. As of December 31, 2011, the Company was in compliance with the terms of the Loan Agreement.

In accordance with the Loan Agreement, the Company issued a warrant to the financial institution in January 2009 to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as debt discount at issuance and is being amortized to interest expense over the term of the notes (Note 9).

The following is a schedule of payments due on notes payable as of December 31, 2011 (in thousands):

Year Ending December 31,	Amount
2012	$319

Total payments	319
Less:
Unamortized discount and interest	(9)
Current portion	(310)

Notes payable, net of current portion	$—

In addition to the payments in the schedule above, the Company was obligated to make a final payment of 5.75% of the advanced amount. Subsequent to December 31, 2011, the remaining loan balance of $0.3 million and the final payment of 5.75% of the advanced amount, or $0.2 million, were paid in full to Silicon Valley Bank (Note 16).

7. Related Party Transactions

Note Receivable from a Stockholder

In December 2007, the Company issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $0.2 million. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and currently bear interest at a rate of 4.0% per annum, and are collateralized by the related common stock and the executive’s assets. The executive separated from the Company on December 3, 2010. The promissory notes are due and payable in full (all accrued and unpaid interest) upon nine months following the Company’s initial public offering of its common stock. These notes receivable are related to a prior exercise of stock options and have been recorded as a contra stockholders’ deficit account.

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, which was subsequently amended in February 2012. The amended agreement appoints ADVANCE as the exclusive distributor of CoolSculpting in Brazil for seven years. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter under the distribution agreement. Venrock holds common stock ownership in the Company and owns equity interests in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Board of Directors, is a partner of Venrock. The revenue recognized by the Company under this distribution agreement for year ended December 31, 2011 was $2.0 million and the accounts receivable balance as of December 31, 2011 was $0.2 million.

8. Commitments and Contingencies

Lease Commitments

The Company’s facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2011, 2010, and 2009 was $0.9 million, $0.7 million and $0.7 million, respectively.

Future minimum lease payments under the noncancelable operating lease as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,	Amount
2012	$882
2013	895

Total future minimum lease payments	$1,777

Purchase Commitments

The Company has noncancelable purchase commitments at December 31, 2011. These commitments include purchase obligations to contract manufacturers and suppliers for $5.4 million, which are all payable in 2012.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company believes that the estimated fair value of these indemnification obligations is minimal and has not accrued any amounts for these obligations.

Legal Matters

We are subject from time to time to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

9. Stockholders’ Deficit

Preferred Stock

The Company’s Certificate of Incorporation, as amended in October 2011, authorizes the Company to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. There was no preferred stock issued or outstanding at December 31, 2011.

In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock. At December 31, 2011, the Company had no convertible preferred stock outstanding.

The convertible preferred stock at December 31, 2010 consisted of the following (in thousands, except shares):

Series	Shares Designated	Shares Issued and Outstanding	Proceeds, net of issuance costs	Aggregate Liquidation Amount
Series A	7,200,000	1,961,813	$7,010	$10,220
Series B	20,275,000	5,524,413	20,099	26,483
Series C	25,124,193	6,845,695	24,997	30,559
Series D-1	25,690,111	6,911,608	18,393	19,410
Series D-2	7,873,770	2,138,235	7,015	7,216

	86,163,074	23,381,764	$77,514	$93,888

The rights, preferences and privileges of the Series A, Series B, Series C, and Series D convertible preferred stock were as follows:

Voting

Each holder of outstanding shares of Series A, Series B, Series C, and Series D convertible preferred stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A, Series B, Series C, and Series D were convertible as of the record date.

Dividends

The holders of the outstanding shares of Series A, Series B, and Series C convertible preferred stock were entitled to receive, when and if declared by the Board of Directors, a cumulative dividend at the annual rate of $0.29 per share. The holders of the outstanding shares of Series D-1 and Series D-2 convertible preferred stock were entitled to receive, when and if declared by the Board of Directors, a cumulative dividend at the annual rate of $0.21 and $0.26 per share. Such dividends were payable in preference to any dividends for common stock declared by the Board of Directors. No dividends have been declared to date.

During the year ended December 31, 2011, it was determined that on April 18, 2008 amendment to the Company’s Articles of Incorporation had removed a previously stated redemption date from its provisions. As a result, accretion of cumulative dividends on convertible preferred stock was no longer required. The statement of convertible preferred stock and stockholders’ deficit includes the revision to correct amounts accreted between April 18, 2008 and December 31, 2010 as a result of this matter.

Conversion

Each share of Series A, Series B, Series C, and Series D convertible preferred stock was convertible, at the option of the holder, at any time, into shares of common stock. Each share of Series A, Series B, and Series C convertible preferred stock was convertible into approximately 1.072 shares of common stock, following an adjustment of the conversion rate upon issuance of Series D-1 convertible preferred stock during 2010. Each share of Series D-1 and Series D-2 convertible preferred stock was convertible into one share of common stock. The conversion price was subject to adjustments.

Each share of Series A, Series B, Series C, and Series D convertible preferred stock was to convert into shares of common stock at the then effective conversion price for each such share immediately upon the earlier of (i) the Company’s sale of its common stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, which has a Company valuation above $175 million and results in aggregate gross proceeds to the Company of at least $30 million, or (ii) the date specified by the written consent or agreement of the holders of at least 60% of the then outstanding shares of Series A, Series B, Series C, and Series D convertible preferred stock.

Liquidation

Upon liquidation, dissolution, or winding up of the Company, or upon a change of control or a sale of substantially all of the Company’s assets, the holders of outstanding Series D convertible preferred stock were entitled to receive, prior and in preference to any distribution to the holders of shares of common stock or Series A, Series B, or Series C convertible preferred stock, an amount per share equal to the greater of (i) Series D original issue price ($2.68 for Series D-1 shares and $3.30 for Series D-2 shares) plus cumulative dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid, or (ii) an amount that would have been paid had such share been converted into common stock immediately prior to such liquidation. After distribution to the holder of Series D convertible preferred stock, the holders of outstanding Series A, Series B, and Series C convertible preferred stock were entitled to receive, prior and in preference to any distribution to the holders of shares of common stock, an amount per share equal to the greater of (i) the Series A, Series B, or Series C original issue price plus dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) an amount that would have been payable had such share been converted into common stock immediately prior to such liquidation. The remaining assets would be distributed to holders of the Company’s common stock.

Other Matters

The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was not redeemable. The Company classified the convertible preferred stock outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control.

The Company has performed ongoing assessments of all terms and features of its convertible preferred stock in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of its convertible preferred stock, including conversion, liquidation and redemption features, as well as dividend and voting rights. Based on the Company’s determination that each series of its convertible preferred stock was an “equity host,” the Company determined that the features of the convertible preferred stock were most closely associated with an equity host and, although the convertible preferred stock included conversion features, such conversion features did not require bifurcation as a derivative liability. The Company also determined that the conversion option with a contingent reduction in the conversion price, upon occurrence of certain dilutive events, was a potential contingent beneficial conversion feature. In accordance with certain anti-dilution provisions contained in the Series D-1 and Series D-2 convertible preferred stock agreements, issuances of Series D-1, and Series D-2 convertible preferred stock resulted in an anti-dilution adjustment of the conversion prices for the Series A, Series B and Series C convertible preferred stock during the year ended December 31, 2010. As a result, the Company performed a calculation to determine if a beneficial conversion feature was triggered. The fair value of common stock, as determined by management and the Board of Directors, on the corresponding issuance dates of Series D-1 and Series D-2 convertible preferred stock in each instance was below the adjusted conversion prices. Therefore, no beneficial conversion feature was identified.

Convertible Preferred Stock Warrants

In connection with obtaining a credit facility (see Note 6), the Company issued a warrant to Silicon Valley Bank to purchase 47,683 shares of Series C convertible preferred stock at $3.67 per share. These warrants were issued on January 14, 2009 and expire on the 10-year anniversary after the issue date. The fair value of the warrants on the date of issuance was $0.1 million. The exercise price and number of warrants were subject to change upon the closing of a Series D-1 convertible preferred stock financing agreement. Upon the issuance of Series D-1 convertible preferred stock at $2.68 per share, the warrants were automatically adjusted to instead be exercisable for 65,319 shares of Series D-1 convertible preferred stock with the warrants price adjusted to record the per share purchase price of Series D-1 convertible preferred stock.

Upon the closing of the Company’s IPO in October, 2011, the convertible preferred stock warrants were automatically converted into common stock warrants to purchase 65,319 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of October 24, 2011, estimated to be $0.9 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital. These warrants were exercised in December 2011.

The Company determined the fair value of the preferred stock warrants at October 24, 2011 (the final valuation date of the preferred stock warrants before they converted to common stock warrants) and December 31, 2010 using the Black-Scholes option pricing model with the following assumptions:

	October 24, 2011	December 31, 2010

Remaining contractual life (in years)	7.2	8.0
Risk-free interest rate	1.8%	3.0%
Expected volatility	59.3%	63.9%
Expected dividend rate	0%	0%

Fair Value of Series D-1 Convertible Preferred Stock. The fair value of the shares of Series D-1 convertible preferred stock underlying the preferred stock warrants has historically been determined by the Board of Directors. Because there has been no public market for the Company’s convertible preferred stock, the Board of Directors has determined fair value of the Series D-1 convertible preferred stock at each balance sheet date by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors. To determine the fair value of the preferred stock warrant at October 24, 2011, the Company made an assumption that the fair value per share of the Series D-1 convertible preferred stock approximated the closing price per share of the Company’s common stock on October 24, 2011.

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

10. Stock Based Compensation Plans

2005 Stock Option Plan

In 2005, the Company established its 2005 Stock Option Plan (the “Plan”), which provided for the granting of stock options to employees and consultants of the Company. Options granted under the Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants.

Options under the Plan were granted for periods of up to ten years. The exercise price of an ISO and NSO should not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder should not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. To date, options granted generally vested over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. Cash received from employees for early exercise of unvested options was treated as a liability. Amounts so recorded were transferred into common stock and additional paid-in capital as the shares vested. The number of unvested shares and the associated liability amounts were immaterial at all reporting dates presented.

In 2009 and 2010, the Company granted performance-based options to purchase common stock to an executive. Options to purchase 111,407 and 39,466 shares with exercise prices ranging from $1.25 per share to $1.95 per share were granted during 2009 and 2010, and vest if certain revenue performance goals are met, and the executive is still employed by the Company. Based on achievement of the revenue performance goals, these options vested in December 2010, at which time the Company recorded the related stock compensation expense of $0.1 million. In addition, options to purchase 111,407 and 190,342 shares with exercise prices also ranging from $1.25 per share to $1.95 per share were granted during 2009 and 2010, and vest immediately prior to an event resulting in a change of control or a qualified initial public offering, if the transaction results in a certain amount of proceeds per share of common stock. These options have not yet vested as the requisite transaction has not yet occurred. Upon the closing of the IPO, the Company recorded the stock compensation expense of $0.3 million, as the achievement of the performance criteria was deemed probable. Exercise prices of all these options were equal to the estimated fair value of common stock on the dates the grants were made.

In 2011, the Company granted 4,684 restricted stock awards to certain employees. The restricted stock awards have a four-year vesting period.

In 2011, the Company granted 6,811 restricted stock awards to a non-employee for services. These restricted stock awards have been fully vested as of December 31, 2011.

As of December 31, 2011, options to purchase 4,814,734 shares of the Company’s common stock granted from the 2005 Stock Option/Stock Issuance Plan remained outstanding and zero shares of the Company’s common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2011 Equity Incentive Plan discussed below. The options outstanding under the 2005 Plan as of December 31, 2011, had a weighted-average exercise price of approximately $2.94 per share.

2011 Equity Incentive Plan

In September 2011, the Company’s Board of Directors approved the 2011 Equity Incentive Plan (“2011 Plan”) that became effective upon the completion of the IPO.

The 2011 Plan serves as the successor equity incentive plan to our 2005 Plan and started with 89,234 shares of common stock available for issuance plus any shares of common stock issued pursuant to the 2005 Plan or subject to awards granted under the 2005 Plan that are forfeited, repurchased, returned or otherwise become available for issuance in accordance with the terms of the 2005 Plan. In addition, this plan reserve will automatically increase on January 1, 2012 and each subsequent anniversary through January 1, 2021, by an amount equal to the smaller of five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the Company’s Board of Directors. The 2011 Plan provides for granting awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Options granted under the 2011 Plan may be either ISOs or NSOs. ISOs may be granted only to the Company’s employees. Any person who is not an employee of the Company on the effective date of the grant of an option may be granted only a NSO. Options under the 2011 Plan may be granted for periods of up to ten years. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant.

As of December 31, 2011, 33,238 stock options have been granted under the 2011 Plan. As of December 31, 2011, the Company had 33,238 stock options outstanding with a weighted-average exercise price of approximately $12.12 per share and 57,437 shares of common stock available for issuance under the 2011 Plan.

2011 Employee Stock Purchase Plan

In September 2011, the Company’s Board of Directors approved the 2011 Employee Stock Purchase Plan (“2011 ESPP”) that became effective upon the completion of the IPO. The 2011 ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount. Each offering period consists of one six-month purchase period. The purchase price for shares of common stock under the 2011 ESPP is 85% lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the purchase date.

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

The initial offering period commenced on October 19, 2011, and shall end on May 31, 2012. The future offering periods will commence on or about the first trading days of December and June of each year and end on or about the last trading days of the next May and November, respectively.

Stock Option Activity

Activity under the Company’s 2005 Stock Plan and 2011 Equity Incentive Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2010	224,862	4,291,406	$1.54
Additional shares reserved	953,659	—	—
Repurchases	—	—	—
Options granted	(1,305,620)	1,305,620	6.72
Restricted stock awards granted	(11,495)	—	—
Options exercised		(553,023)	1.07
Options cancelled	196,031	(196,031)	1.56

Balance, December 31, 2011	57,437	4,847,972	$3.00

Vested and expected to vest—December 31, 2011		4,507,960	$3.03	8.3	$37,586

Exercisable—December 31, 2011		2,844,030	$1.68	7.8	$27,524

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding
Exercise Price	Stock Options Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Options Exercisable
$0.55	166,798	5.4	166,798
1.25	1,020,607	8.6	667,251
1.43	705,214	8.9	295,416
1.54	191,599	8.2	161,451
1.95	1,338,962	7.8	1,228,772
2.42	360,009	6.5	322,697
2.83	341,949	9.4	—
10.20	689,596	9.6	1,645
12.12	33,238	10.0	—

	4,847,972		2,844,030

Stock-Based Compensation Associated with Awards to Employees

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding); volatility of the Company’s common stock, an assumed-risk-free interest rate and the estimated forfeitures of unvested stock options. The fair value of employee stock options was estimated using the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	6.0	5.9	6.2
Expected volatility	59%	61%	66%
Risk-free interest rate	1.05%-2.65%	1.9%	1.5%-3.5%
Expected dividend yield	0%	0%	0%

Fair Value of Common Stock. Prior to the IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the Board of Directors until the IPO when the Company’s common stock started trading in the NASDAQ Global Select Market under ticker symbol ZLTQ on October 19, 2011. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Weighted-Average Expected Term. The Company derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as the Company had limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior.

Volatility. Since the Company was a private entity with no historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

The weighted average grant date fair value of the employee stock options granted during the years ended December 31, 2011, 2010, and 2009 was $5.65, $0.92, and $1.17, respectively. The aggregate intrinsic value of options exercised was $5.7 million, $0.5 million and $29,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

The total fair value of shares vested was $0.9 million, $1.1 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, total compensation cost related to unvested stock options granted to employees, but not yet recognized, was $7.2 million, net of estimated forfeitures. As of December 31, 2011, this cost will be amortized to expense over a weighted-average remaining period of 3.2 years.

At December 31, 2011, the unrecognized compensation cost related to restricted stock awards was $33,000, which will be recognized using the straight-line attribution method over 2.75 years. There were no restricted stock awards approved or issued during the years ended December 31, 2010 and 2009.

At December 31, 2011, the unrecognized compensation cost related to ESPP shares was $0.1 million, which will be recognized using the straight-line attribution method over 0.4 years.

There was no capitalized stock-based compensation cost and no recognized stock-based compensation tax benefits during the years ended December 31, 2011, 2010, and 2009.

Stock-Based Compensation for Nonemployees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployees was insignificant for the years ended December 31, 2011, 2010, and 2009.

Total Stock-Based Compensation

Total stock-based compensation expense recorded related to stock options granted to employees and non-employees was allocated as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$54	$39	$14
Research and development	542	100	98
Sales and marketing	533	89	65
General and administrative	1,150	1,059	266

Total stock-based compensation	$2,279	$1,287	$443

In addition, in 2011, the Company recorded $15,000 in stock-based compensation expense allocated to sales and marketing for restricted stock awards granted to employees and $19,000 allocated to general and administrative expenses for restricted stock awards granted to a non-employee.

11. Employee Benefit Plans

In 2005, the Company adopted a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Matching 401(k) contributions expensed were $0.5 million, $0.3 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

12. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	48	—	—
Foreign	—	—	—

Total current	48	—	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision	$48	$—	$—

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$9,051	$13,533	$17,644
Foreign	504	—	—

Loss before provision for income taxes	$9,555	$13,533	$17,644

Reconciliation of the statutory federal income tax rate to the Company’s effective tax:

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	(1)	6	6
Non deductible permanent difference	(3)	(2)	(3)
Change in valuation allowance	(31)	(38)	(39)
Research and development credits	3	2	2
Stock-based compensation	(5)	(3)	(1)
Other	2	—	—

Provision for income taxes	0%	0%	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$28,117	$25,773
Research and development credits	2,709	2,213
Depreciation and amortization	364	371
Accruals and reserves	1,646	874

	32,836	29,231
Valuation allowance	(32,836)	(29,231)

Net deferred tax assets	$—	$—

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $73.8 million and $71.9 million, respectively. Unrecognized deferred tax benefits of approximately $3.3 million resulted from the exercises of employee stock options will be accounted for as a credit to the additional paid-in capital if and when realized through a reduction in income tax payable. The federal net operating losses begin expiring in 2026 and state net operating losses begin expiring in 2016. As of December 31, 2011, the Company had credit carryforwards of approximately $2.0 million and $2.1 million available to reduce future taxable income, if any, for federal and state income tax purposes. The federal research and development credit carryforwards expire beginning 2026, and state credits can be carried forward indefinitely.

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. Valuation allowance increased by approximately $3.6 million, and $5.0 million for the years ended December 31, 2011 and 2010, respectively.

Utilization of net operating losses and tax credit carryforwards may be limited by to an “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The

Company has performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2011. Based on this analysis, management determined that the Company did not experience an ownership change of greater than 50% during this period. Therefore, the utilization of net operating losses and credit carryforwards is not currently limited. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

During fiscal year 2011, the amount of gross unrecognized tax benefits increased by $0.1 million. The total amount of unrecognized tax benefits was $0.8 million as of December 31, 2011, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company determined that no accrual for interest and penalties was required as of December 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$185
Additions based on tax positions related to the current year	264

Balance as of December 31, 2008	449
Additions based on tax positions related to the current year	122

Balance as of December 31, 2009	571
Additions based on tax positions related to the current year	107

Balance as of December 31, 2010	678
Additions based on tax positions related to the current year	146

Balance as of December 31, 2011	$824

The Company files income tax returns in the U.S. federal and state jurisdictions and in the United Kingdom and all returns since inception remain open to examination.

13. Net Loss per Share of Common Stock

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	December 31,
	2011	2010	2009
Historical net loss per share:
Numerator
Net loss attributable to common stockholders	$(14,702)	$(18,959)	$(21,852)

Denominator
Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders—basic and diluted	7,506,282	939,028	779,841

Basic and diluted net loss per share attributable to common stockholders	$(1.96)	$(20.19)	$(28.02)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive (in thousands):

	December 31,
	2011	2010	2009
Convertible preferred stock (on an as-if converted basis)	—	24,415,965	15,366,097
Options to purchase common stock	4,847,972	4,291,406	2,604,053
Convertible preferred stock warrants	—	65,319	47,683
Common stock warrants	—	5,340	5,340

Total	4,847,972	28,778,030	18,023,173

14. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

Years Ended December 31,	2011	2010	2009
Interest paid	$69	$173	$175
Non-cash investing and financing activities:
Cumulative dividends on convertible preferred stock	$—	$5,426	$4,208

Issuance of Series D-1 convertible preferred stock for conversion of convertible notes payable and accrued interest	$—	$10,354	$—

Vesting of restricted shares issued in prior periods	$—	$49	$77

Fixed assets acquired with accounts payable or accrued liabilities	$147	$—	$—

Reclassification of warrant liability to additional paid-in capital upon initial public offering	$921	$—	$—

Conversion of preferred stock into common stock upon initial public offering	$81,164	$—	$—

15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer and its board of directors. The Company has one business activity and there are no separate segment managers who are held accountable for operations. Accordingly, the Company has a single reportable segment structure. All of the Company’s principal operations and decision-making functions are located in the United States.

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
North America	$50,332	$16,875	$655
Rest of world	17,812	8,586	932

Total	$68,144	$25,461	$1,587

North America includes the United States and Canada. Revenues for the United States were $47.5 million, $16 million and $0.7 million for the years ended December 2011, 2010 and 2009.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Systems	$46,552	$21,094	$1,455
Procedure fees	21,592	4,367	132

Total	$68,144	$25,461	$1,587

All of the Company’s long-lived assets are located in the United States.

16. Subsequent Events

In February 2012, the Company paid in full the remaining loan balance of $0.3 million and the final payment of $0.2 million to Silicon Valley Bank.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2011. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Year Ended December 31, 2011
Total revenues	$14,272	$17,354	$17,720	$18,798
Gross profit	$8,623	$10,654	$10,437	$12,329
Net loss	$(825)	$(559)	$(2,850)	$(5,369)
Net loss attributable to common stockholders	$(2,389)	$(2,122)	$(4,414)	$(5,777)
Net loss per share attributable to common stockholders—basic and diluted	$(1.90)	$(1.60)	$(3.17)	$(0.22)
Shares used in calculation—basic and diluted	1,259,040	1,329,763	1,391,049	25,846,891

Year Ended December 31, 2010
Total revenues	$2,030	$4,594	$6,439	$12,398
Gross profit	$774	$2,496	$3,379	$6,517
Net loss	$(4,865)	$(3,637)	$(3,046)	$(1,985)
Net loss attributable to common stockholders	$(5,916)	$(4,929)	$(4,523)	$(3,590)
Net loss per share attributable to common stockholders—basic and diluted	$(7.08)	$(5.71)	$(4.69)	$(3.29)
Shares used in calculation—basic and diluted	835,156	863,078	964,718	1,090,056

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Board of Directors of the Company has fixed the date of the Company’s 2012 Annual Meeting of Stockholders for Friday, June 15, 2012. Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in the proxy materials for the 2012 Annual Meeting as March 25, 2012. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2012 Annual Meeting, any such stockholder proposal must be received by our Corporate Secretary on or before March 25, 2012, and comply with the procedures set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as our Amended and Restated Bylaws. Any stockholder proposal received after March 25, 2012 will be considered untimely, and will not be included in our proxy materials. In addition, in order for a stockholder proposal submitted outside of Rule 14a-8, including the nomination of a director, to be considered timely for the 2012 Annual Meeting, the proposal must be received by our Corporate Secretary no later than March 25, 2012. Stockholder proposals must meet all applicable requirements set forth in the federal securities laws and the rules and regulations promulgated thereunder and our Amended and Restated Bylaws.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to our Proxy Statement.

Equity compensation plan information as of December 31, 2011:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders
2005 Stock Incentive Plan	4,814,734		$2.94		—
2011 Equity Incentive Plan	33,238		$12.12		57,437
2011 Employee Stock Purchase Plan	(a	)	(a	)	470,018
Equity compensation plans not approved by security holders	—		—		—
Total	4,847,972		$3.00		527,455

(a)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at Beginning of Period	Additions	Write - off/ Adjustments	Balance at End of Period
Income Tax Valuation Allowance:
Year ended December 31, 2011	$29,231	$3,605	$—	$32,836
Year ended December 31, 2010	$24,164	$5,067	$—	$29,231
Year ended December 31, 2009	$17,416	$6,748	$—	$24,164

	Balance at Beginning of Period	Additions	Write - off/ Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$62	$50	$(72)	$40
Year ended December 31, 2010	$—	$109	$(47)	$62
Year ended December 31, 2009	$—	$—	$—	$—

	Balance at Beginning of Period	Additions	Write - off/ Adjustments	Balance at End of Period
Warranty
Year ended December 31, 2011	$519	$905	$(682)	$742
Year ended December 31, 2010	$23	$709	$(213)	$519
Year ended December 31, 2009	$—	$51	$(28)	$23

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

ZELTIQ AESTHETICS, INC.
EXHIBIT INDEX
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		S-1	333-175514	07/13/2011

3.2	Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		S-1	333-175514	07/13/2011

4.1	Form of Stock Certificate.		S-1/A	333-175514	9/23/2011

4.2	Warrant to Purchase Stock, dated as of January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	07/13/2011

10.1†	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10/11/2011

10.2	Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).	S-1/A	333-175514	08/17/2011

10.3	First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).	S-1/A	333-175514	08/17/2011

10.4	Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).	S-1/A	333-175514	08/17/2011

10.5	Loan and Security Agreement, dated January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.	S-1	333-175514	07/13/2011

10.6	First Amendment to Loan and Security Agreement, dated July 28, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.	S-1	333-175514	07/13/2011

10.7	Bridge Loan Agreement, dated October 29, 2009, by and among ZELTIQ Aesthetics, Inc. and the entities and individuals whose names appear on Exhibit A thereto.	S-1/A	333-175514	08/17/2011

10.8	Manufacturing Services Agreement, dated April 16, 2010, by and between ZELTIQ Aesthetics, Inc. and ONCORE Manufacturing, LLC.	S-1/A	333-175514	08/17/2011

10.9	Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.	S-1	333-175514	07/13/2011

10.10	Manufacturing Services Agreement, dated December 7, 2010, by and between ZELTIQ Aesthetics, Inc. and UNICEP Packaging Inc.	S-1	333-175514	07/13/2011

10.11	Form of Purchase Order (used for each of Katecho, Inc., Coastline International, Inc., Renesas Electronics Corporation, and Hypertronics Corporation).	S-1/A	333-175514	08/17/2011

10.12	Form of Distribution Agreement.	S-1/A	333-175514	09/07/2011

10.13†	Distribution Agreement, dated March 18, 2011, by and between ZELTIQ Aesthetics, Inc. and ADVANCE Medical, Inc.	S-1/A	333-175514	10/18/2011

10.14*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	07/13/2011

10.15*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	09/07/2011

10.16*	Amendment to Nye Employment Agreement, dated July 11, 2011, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	09/07/2011

10.17*	Offer Letter Agreement, dated November 20, 2009, by and between ZELTIQ Aesthetics, Inc. and Joshua T. Brumm.	S-1/A	333-175514	09/07/2011

10.18*	Offer Letter Agreement, dated March 3, 2010, by and between ZELTIQ Aesthetics, Inc. and David H. Heagy.	S-1	333-175514	07/13/2011

10.19*	Promotion Letter, dated April 12, 2010, by and between ZELTIQ Aesthetics, Inc. and David H. Heagy.	S-1/A	333-175514	09/07/2011

10.20*	Offer Letter Agreement, dated June 14, 2010, by and between ZELTIQ Aesthetics, Inc. and Richard W. Poinsett.	S-1/A	333-175514	08/17/2011

10.21*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Richard W. Poinsett.	S-1/A	333-175514	09/07/2011

10.22*	Offer Letter Agreement, dated February 21, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Ian P. West.	S-1/A	333-175514	09/07/2011

10.23*	Offer Letter Agreement, dated March 24, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.	S-1/A	333-175514	09/07/2011

10.24*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.	S-1/A	333-175514	09/07/2011

10.25*	Offer Letter Agreement, dated November 18, 2011, by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.	S-1/A	333-175514	09/07/2011

10.26*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.	S-1/A	333-175514	09/07/2011

10.27*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	S-1	333-175514	07/13/2011

10.28*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and John F. Howe	S-1/A	333-175514	09/07/2011

10.29*	Separation Agreement, dated November 29, 2010, by and between ZELTIQ Aesthetics, Inc. and Elizabeth P. Newman.		S-1/A	333-175514	09/07/2011

10.30*	Severance Agreement, dated December 3, 2010, by and between ZELTIQ Aesthetics, Inc. and Mitchell E. Levinson.		S-1/A	333-175514	08/17/2011

10.31*	Restricted Stock Purchase Agreement, dated December 11, 2007, by and between ZELTIQ Aesthetics, Inc. and Mitchell E. Levinson.		S-1/A	333-175514	08/17/2011

10.32*	Restricted Stock Purchase Agreement, dated December 11, 2007, by and between ZELTIQ Aesthetics, Inc. and Mitchell E. Levinson.		S-1/A	333-175514	08/17/2011

10.33*	2005 Stock Incentive Plan.		S-1/A	333-175514	08/17/2011

10.34*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.		S-1/A	333-175514	08/17/2011

10.35*	Amendment to the 2005 Stock Incentive Plan.		S-1/A	333-175514	08/17/2011

10.36*	2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.37*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.38*	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.39*	Form of Restricted Stock Agreement under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.40*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.41*	Form of Notice of Grant of Restricted Stock under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.42*	Form of Notice of Grant of Stock Option under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.43*	2011 Employee Stock Purchase Plan.		S-1/A	333-175514	9/23/2011

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (see signature page to this Form 10-K).	X

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission, pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
*	Management Compensation Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

ZELTIQ Aesthetics, Inc.

By:	/s/ Gordon E. Nye
Name: Gordon E. Nye
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon E. Nye and Joshua T. Brumm, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon E. Nye Gordon E. Nye	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2012

/s/ Joshua T. Brumm Joshua T. Brumm	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/s/ Mark J. Foley Mark J. Foley	Director	March 15, 2012

/s/ Jean M. George Jean M. George	Director	March 15, 2012

/s/ Kevin C. O’Boyle Kevin C. O’Boyle	Director	March 15, 2012

/s/ Bryan E. Roberts Bryan E. Roberts, Ph.D.	Director	March 15, 2012

/s/ Andrew N. Schiff Andrew N. Schiff, M.D.	Director	March 15, 2012

/s/ Robert B. Stockman Robert B. Stockman	Director	March 15, 2012

Exhibit Index

ZELTIQ AESTHETICS, INC.
EXHIBIT INDEX
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		S-1	333-175514	07/13/2011

3.2	Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		S-1	333-175514	07/13/2011

4.1	Form of Stock Certificate.		S-1/A	333-175514	9/23/2011

4.2	Warrant to Purchase Stock, dated as of January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	07/13/2011

10.1†	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10/11/2011

10.2	Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	08/17/2011

10.3	First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	08/17/2011

10.4	Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	08/17/2011

10.5	Loan and Security Agreement, dated January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	07/13/2011

10.6	First Amendment to Loan and Security Agreement, dated July 28, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	07/13/2011

10.7	Bridge Loan Agreement, dated October 29, 2009, by and among ZELTIQ Aesthetics, Inc. and the entities and individuals whose names appear on Exhibit A thereto.		S-1/A	333-175514	08/17/2011

10.8	Manufacturing Services Agreement, dated April 16, 2010, by and between ZELTIQ Aesthetics, Inc. and ONCORE Manufacturing, LLC.	S-1/A	333-175514	08/17/2011

10.9	Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.	S-1	333-175514	07/13/2011

10.10	Manufacturing Services Agreement, dated December 7, 2010, by and between ZELTIQ Aesthetics, Inc. and UNICEP Packaging Inc.	S-1	333-175514	07/13/2011

10.11	Form of Purchase Order (used for each of Katecho, Inc., Coastline International, Inc., Renesas Electronics Corporation, and Hypertronics Corporation).	S-1/A	333-175514	08/17/2011

10.12	Form of Distribution Agreement.	S-1/A	333-175514	09/07/2011

10.13†	Distribution Agreement, dated March 18, 2011, by and between ZELTIQ Aesthetics, Inc. and ADVANCE Medical, Inc.	S-1/A	333-175514	10/18/2011

10.14*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	07/13/2011

10.15*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	09/07/2011

10.16*	Amendment to Nye Employment Agreement, dated July 11, 2011, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	09/07/2011

10.17*	Offer Letter Agreement, dated November 20, 2009, by and between ZELTIQ Aesthetics, Inc. and Joshua T. Brumm.	S-1/A	333-175514	09/07/2011

10.18*	Offer Letter Agreement, dated March 3, 2010, by and between ZELTIQ Aesthetics, Inc. and David H. Heagy.	S-1	333-175514	07/13/2011

10.19*	Promotion Letter, dated April 12, 2010, by and between ZELTIQ Aesthetics, Inc. and David H. Heagy.	S-1/A	333-175514	09/07/2011

10.20*	Offer Letter Agreement, dated June 14, 2010, by and between ZELTIQ Aesthetics, Inc. and Richard W. Poinsett.	S-1/A	333-175514	08/17/2011

10.21*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Richard W. Poinsett.	S-1/A	333-175514	09/07/2011

10.22*	Offer Letter Agreement, dated February 21, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Ian P. West.	S-1/A	333-175514	09/07/2011

10.23*	Offer Letter Agreement, dated March 24, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.	S-1/A	333-175514	09/07/2011

10.24*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.	S-1/A	333-175514	09/07/2011

10.25*	Offer Letter Agreement, dated November 18, 2011, by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.	S-1/A	333-175514	09/07/2011

10.26*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.	S-1/A	333-175514	09/07/2011

10.27*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	S-1	333-175514	07/13/2011

10.28*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and John F. Howe	S-1/A	333-175514	09/07/2011

10.29*	Separation Agreement, dated November 29, 2010, by and between ZELTIQ Aesthetics, Inc. and Elizabeth P. Newman.	S-1/A	333-175514	09/07/2011

10.30*	Severance Agreement, dated December 3, 2010, by and between ZELTIQ Aesthetics, Inc. and Mitchell E. Levinson.	S-1/A	333-175514	08/17/2011

10.31*	Restricted Stock Purchase Agreement, dated December 11, 2007, by and between ZELTIQ Aesthetics, Inc. and Mitchell E. Levinson.	S-1/A	333-175514	08/17/2011

10.32*	Restricted Stock Purchase Agreement, dated December 11, 2007, by and between ZELTIQ Aesthetics, Inc. and Mitchell E. Levinson.	S-1/A	333-175514	08/17/2011

10.33*	2005 Stock Incentive Plan.	S-1/A	333-175514	08/17/2011

10.34*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.	S-1/A	333-175514	08/17/2011

10.35*	Amendment to the 2005 Stock Incentive Plan.	S-1/A	333-175514	08/17/2011

10.36*	2011 Equity Incentive Plan.	S-1/A	333-175514	9/23/2011

10.37*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1/A	333-175514	9/23/2011

10.38*	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan.	S-1/A	333-175514	9/23/2011

10.39*	Form of Restricted Stock Agreement under the 2011 Equity Incentive Plan.	S-1/A	333-175514	9/23/2011

10.40*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Equity Incentive Plan.	S-1/A	333-175514	9/23/2011

10.41*	Form of Notice of Grant of Restricted Stock under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.42*	Form of Notice of Grant of Stock Option under the 2011 Equity Incentive Plan.		S-1/A	333-175514	9/23/2011

10.43*	2011 Employee Stock Purchase Plan.		S-1/A	333-175514	9/23/2011

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (see signature page to this Form 10-K).	X

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission, pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
*	Management Compensation Plan or Arrangement