Form 10-Q
period 2012-03-31
Zeltiq Aesthetics Inc
filed 2012-05-11
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period             to             .
Commission file number: 001-35318
____________________________________________
ZELTIQ Aesthetics, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	27-0119051
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
4698 Willow Road, Suite 100
Pleasanton, CA 94588
(Address of principal executive offices and Zip Code)
(925) 474-2500
(Registrant’s telephone number, including area code)
____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of May 4, 2012, there were 34,258,137 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,304	$83,908
Accounts receivable, net	5,859	4,941
Inventory	5,344	4,476
Restricted cash	255	255
Prepaid expenses and other current assets	3,210	2,385
Total current assets	89,972	95,965
Property and equipment, net	1,995	2,144
Intangible asset, net	7,707	7,882
Other assets	9	8
Total assets	$99,683	$105,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,559	$4,925
Accrued liabilities	9,993	6,014
Deferred revenue, net of deferred costs	312	375
Current portion of notes payable	—	310
Total current liabilities	14,864	11,624
Other non-current liabilities	66	72
Total liabilities	$14,930	$11,696
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at March 31, 2012 and December 31, 2011; 34,044,787 and 33,997,809 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	37	37
Additional paid-in capital	178,917	178,122
Notes receivable from a stockholder	(245)	(245)
Accumulated deficit	(93,956)	(83,611)
Total stockholders’ equity	84,753	94,303
Total liabilities and stockholders’ equity	$99,683	$105,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$17,404	$14,272
Cost of revenues	5,993	5,649
Gross profit	11,411	8,623
Operating expenses:
Research and development	3,398	2,281
Sales and marketing	14,497	5,736
General and administrative	3,853	1,389
Total operating expenses	21,748	9,406
Loss from operations	(10,337)	(783)
Interest income (expense), net	29	(40)
Other income (expense), net	(17)	(2)
Loss before provision for income taxes	(10,325)	(825)
Provision for income taxes	20	—
Net loss	(10,345)	(825)
Cumulative dividends on convertible preferred stock	—	(1,564)
Net loss attributable to common stockholders	$(10,345)	$(2,389)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.52)
Weighted average shares of common stock outstanding used in computing net loss attributable to common stockholders—basic and diluted	34,010,432	4,621,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,345)	$(825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	173
Stock-based compensation	747	233
Change in fair value of preferred stock warrant liability	—	(7)
Amortization of debt discount	—	12
Loss on disposal of property and equipment	192	—
Changes in operating assets and liabilities:
Accounts receivable, net	(918)	(1,485)
Inventory	(868)	24
Prepaid expenses and other assets	(826)	423
Deferred revenue, net of deferred costs	3	(691)
Accounts payable, accrued and other non-current liabilities	3,676	(1,602)
Net cash used in operating activities	(7,958)	(3,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(384)	(289)
Restricted cash	—	170
Net cash used in investing activities	(384)	(119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(310)	(325)
Proceeds from issuance of common stock	48	108
Net cash used in financing activities	(262)	(217)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,604)	(4,081)
CASH AND CASH EQUIVALENTS—Beginning of period	83,908	12,667
CASH AND CASH EQUIVALENTS—End of period	$75,304	$8,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Overview
ZELTIQ Aesthetics, Inc. (“we” or the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of March 31, 2012, and the interim condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of March 31, 2012 and results of our operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2011.
Revenue Recognition
The Company’s revenues are derived from the sales of the CoolSculpting System, consisting of a control unit and applicators, and from Procedure Packs, consisting of consumables and CoolCards. Embedded software exists in the CoolCard product to permit the Company’s physician customers to perform a fixed number of CoolSculpting procedures. This software is not marketed separately from the CoolSculpting System or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting System is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification. The Company earns revenue from the sale of its products to physicians and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenues are deferred in the event that one of the revenue recognition criteria is not met.
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
Advertising costs
The cost of advertising and media is expensed as incurred. For the three months ended March 31, 2012 and 2011, advertising costs totaled $3.2 million and $48 thousand, respectively.
Recent Accounting Pronouncements
In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The Company adopted this guidance effective January 1, 2012, and the adoption did not have an impact on its consolidated financial statements.
In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, the Company can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance effective January 1, 2012 and the adoption did not have an impact on its consolidated financial statements because the Company does not have any items of other comprehensive income (loss) for the quarter ended March 31, 2012.
In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company’s fiscal year ending December 31, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.

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
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company did not hold any Level 2 assets or liabilities at March 31, 2012.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at March 31, 2012.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying amount of convertible preferred stock warrant liability represents its estimated fair value. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value.
The Company measures and reports its money market funds reported within cash and cash equivalents and convertible preferred stock warrant liability at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$73,044	$—	$—	$73,044

	As of December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$81,022	$—	$—	$81,022
The changes in the fair value of the Company’s Level 3 financial liabilities are summarized below (in thousands):

	March 31, 2012	December 31, 2011
Fair value of convertible preferred stock warrant liability—beginning of period	$—	$257
Change in fair value of the convertible preferred stock warrant liability	—	664
Reclassification of value of convertible preferred stock warrants to additional paid-in
capital upon initial public offering	—	(921)
Fair value of convertible preferred stock warrant liability—end of period	$—	$—
The changes in fair value of the convertible preferred stock warrant liability are recognized as other income (expense), net.
4. Balance Sheet Components
Inventory
Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of revenues and establish a new cost basis for the inventory. The components of inventory consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$1,749	$2,336
Finished goods	3,595	2,140
Total inventory	$5,344	$4,476
Property and equipment, net
Property and equipment, net comprise the following (in thousands):

	March 31, 2012	December 31, 2011
Lab equipment, tooling and molds	$1,650	$1,314
Computer equipment	554	476
Computer software	1,102	1,064
Furniture and fixtures	284	260
Leasehold improvements	379	329
Vehicles	35	35
Total property and equipment	4,004	3,478
Less: Accumulated depreciation and amortization	(2,009)	(1,802)
Construction in progress	—	468
Property and equipment, net	$1,995	$2,144

Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and employee related expenses	$3,443	$2,708
Accrued royalty	1,194	1,307
Accrued warranty	875	742
Sales and other taxes payable	708	652
Accrued marketing expenses	2,732	364
Other accrued liabilities	1,041	241
Total accrued liabilities	$9,993	$6,014
5. Intangible Asset, Net
The intangible asset consists of an exclusive license agreement with Massachusetts General Hospital (“MGH”) for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the FDA approval are capitalized as purchased technology when paid, and are subsequently amortized into cost of revenues using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.
Intangible asset, net comprises the following (in thousands):

	March 31, 2012	December 31, 2011
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(343)	(168)
Intangible asset, net	$7,707	$7,882

The amortization expense of the intangible asset was $0.2 million for the three months ended March 31, 2012. The total estimated annual future amortization expense of this intangible asset as of March 31, 2012 is as follows (in thousands):

Fiscal Year
2012 (remaining 9 months)	$525
2013	701
2014	701
2015	701
2016	701
Thereafter	4,378
Total	$7,707

6. Notes Payable
In January 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to the Company in three separate tranches. Tranche A, for $1.5 million, was received by the Company in January 2009. Tranche B, for $2.0 million, was received by the Company on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable were collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carried an interest rate of 7.28% per annum. The repayment of principal, plus interest, was via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche.
In January 2009, in accordance with the Loan Agreement, the Company issued a warrant to Silicon Valley Bank to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as a debt discount at issuance and has been amortized to interest expense over the term of the notes.

During the quarter ended March 31, 2012, the remaining loan balance of $0.3 million and the final payment of 5.75% of the advanced amount, or $0.2 million, were paid in full to Silicon Valley Bank.
7. Related Party Transactions
Notes Receivable from a Stockholder
In December 2007, the Company issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $245,000. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and currently bear interest at a rate of 4.0% per annum, and are collateralized by the related common stock and the executive’s assets. The executive separated from the Company on December 3, 2010. The promissory notes are due and payable in full (all accrued and unpaid interest) upon nine months following the Company’s initial public offering of its common stock. These notes receivable are related to a prior exercise of stock options and have been recorded as a contra stockholders’ equity account.
Brazilian Distribution Agreement
The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011 and amended on February 27, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the three months ended March 31, 2012 was $0.5 million and the accounts receivable balance as of March 31, 2012 was $0.2 million.
8. Commitments and Contingencies
Lease Commitments
The Company’s facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013 for the Company's facility in Pleasanton, California. The Company also leases a warehouse in Dublin, California and a small office space in Gatwick, United Kingdom. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively.
Future minimum lease payments under the noncancelable operating leases as of March 31, 2012 are as follows (in thousands):

Year Ending December 31:
2012 (remaining 9 months)	$755
2013	895
Total future minimum lease payments	$1,650
Purchase Commitments
The Company had noncancelable purchase obligations to contract manufacturers and suppliers for $4.8 million and $5.4 million at March 31, 2012 and December 31, 2011, respectively.

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

The estimated product warranty accrual was as follows (in thousands):

Three Months Ended
March 31,
2012
Balance at the beginning of the period	$742
Accruals for warranties issued	159
Adjustments to pre-existing warranties	215
Settlements of warranty claims	(241)
Balance at the end of the period	$875

Legal Matters
On March 13, 2012, Ivan Marcano, an alleged purchaser of the Company's publicly traded common stock, filed a securities class action lawsuit in the Superior Court of California, County of Alameda against us.  The complaint generally alleges that the Company made false and misleading statements or omitted to state facts necessary to make the Company's disclosures not misleading in Form S-1 and the amendments thereto issued in connection with the Company's initial public offering.  On March 15, 2012 and April 3, 2012, two additional and substantially similar lawsuits were filed in the same court.  The Company has been served with the complaint in all three class actions. The Company believes the lawsuit to be without merit and intends to vigorously defend itself. The Company believes there is no sufficient evidence to indicate that a loss had been incurred as of March 31, 2012.
9. Convertible Preferred Stock Warrants
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
The Company determined the fair value of the preferred stock warrants at October 24, 2011 (the final valuation date of the preferred stock warrants before they converted to common stock warrants) using the Black-Scholes option pricing model with the following assumptions:
Fair Value of Series D-1 Convertible Preferred Stock. The fair value of the shares of Series D-1 convertible preferred stock underlying the preferred stock warrants has historically been determined by the Board of Directors. Because there has been no public market for the Company’s convertible preferred stock, the Board of Directors has determined fair value of the Series D-1 convertible preferred stock at each balance sheet date by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors. To determine the fair value of the preferred stock warrant at October 24, 2011, the Company made an assumption that the fair value per share of the Series D-1 convertible preferred stock approximated the closing price per share of the Company’s common stock on October 24, 2011.
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

The Company re-measured the convertible preferred stock warrant liability to fair value using the Black-Scholes option-pricing model with the following assumptions:

October 24, 2011
Remaining contractual life (in years)	7.2
Risk-free interest rate	1.8%
Expected volatility	59.3%
Expected dividend rate	0%
10. Stock-Based Compensation Expense
Stock Option Activity
Activity under the Company’s stock option plans is set forth below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2011	57,437	4,847,972	$3.00
Additional shares reserved	1,699,890	—	—
Repurchases	—	—	—
Options granted	(320,952)	320,952	11.30
Restricted stock awards granted	(4,083)	—	—
Restricted stock units granted	(93,812)	—	—
Options exercised		(45,237)	1.06
Options canceled	218,979	(218,979)	1.91
Restricted stock awards canceled	2,342	—	—
Balance, March 31, 2012	1,559,801	4,904,708	$3.61
Stock-based Compensation Expense
The stock-based compensation expense related to all of our stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$26	$8
Research and development	222	12
Sales and marketing	242	65
General and administrative	257	148
Total stock-based compensation	$747	$233
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
During the three months ended March 31, 2012 and 2011, the Company granted 320,952 and 860,500 stock options, respectively, to employees with a weighted average grant date fair value of $11.30 and $0.42 per share, respectively. As of March 31, 2012, there were unrecognized compensation costs of $7.7 million related to the stock options granted to employees.

The Company expects to recognize those costs over a weighted average period of 3.19 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
During the three months ended March 31, 2012, the Company granted 93,812 restricted stock units to employees. As of March 31, 2012, the unrecognized compensation cost related to restricted stock units was $1.0 million, which will be recognized using the straight-line attribution method over 4.0 years. There were no restricted stock units approved or issued during the three months ended March 31, 2011.
As of March 31, 2012, the unrecognized compensation cost related to ESPP shares was $39 thousand, which will be recognized using the straight-line attribution method over 0.2 years.
Stock-Based Compensation for Nonemployees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployees was insignificant during the three months ended March 31, 2012 and 2011.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2012	2011
Historical net loss per share:
Numerator
Net loss attributable to common stockholders (in thousands)	$(10,345)	$(2,389)
Denominator
Weighted average shares of common stock outstanding used in computing net
loss per share attributable to common stockholders - basic and diluted	34,010,432	4,621,042
Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.52)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Convertible preferred stock (on an as-if converted basis)	—	24,415,965
Options to purchase common stock	4,904,708	4,272,479
Convertible preferred stock warrants	—	65,319
Common stock warrants	—	5,340
Total	4,904,708	28,759,103
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
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
North America	$13,020	$10,525
Rest of world	4,384	3,747
Total	$17,404	$14,272
North America includes the United States and Canada. Revenues for the United States were $12.4 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively.
The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Systems	$9,025	$9,936
Procedure fees	8,379	4,336
Total	$17,404	$14,272
All of the Company’s long-lived assets are located in the United States of America.
13. Subsequent Events
In April 2012, the Company’s Board of Directors approved the 2012 Stock Plan (the “2012 Plan”), subject to and effective upon stockholder approval at the annual meeting of stockholders in June 2012.
The 2012 Plan authorizes the compensation committee of the Company's Board of Directors to provide incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. Under the 2012 Plan, the Company will be authorized to issue up to 1.5 million shares. The 2012 Plan does not contain an evergreen provision.
On April 18, 2012, the Company and Mr. Nye entered into a separation agreement, pursuant to which Mr. Nye's employment agreement was terminated. Under the terms of the separation agreement, the Company agreed to pay to Mr. Nye approximately $0.7 million. The Company also agreed to accelerate vesting of Mr. Nye's stock options and restricted stock units which would have vested had he remained employed through September 14, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We have received regulatory approval or are otherwise free to market CoolSculpting in 49 international markets where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the abdomen, inner thighs, back, and chest, in addition to the flanks.
In the United States and Canada, we use our direct sales organization to selectively market CoolSculpting. As of March 31, 2012, our worldwide sales force consisted of 60 professionals. To support the continued roll-out of CoolSculpting, we anticipate that our worldwide sales force will increase to between 65 and 70 sales professionals during fiscal 2012. We also intend to seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks.
In markets outside of North America, we sell CoolSculpting through a network of distributors as well as through our direct sales force. We intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. As part of that strategy, we intend to continue opportunistically deploying a direct sales force in select international markets. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenues from markets outside of North America accounted for 25% and 26% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.
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
Revenues
We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We generated revenues of $17.4 million and $14.3 million for the three months ended March 31, 2012 and 2011, respectively.
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
During the first quarter of 2012, our system sales were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars. Despite this, we grew our worldwide installed base by 131% from 475 units as of March 31, 2011 to 1,097 units as of March 31, 2012.
Procedure fees revenues. We generate revenues from procedure fees through sales of CoolSculpting procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Procedure fees accounted for approximately 48% and 30% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. During the first quarter of 2012, we shipped approximately 63,900 CoolSculpting procedures to our physician customers.
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
We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2011:

•	Revenue recognition;

•	Stock-based compensation;

•	Income taxes;

•	Warranty.
Results of Operations
Revenues (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Revenues
Systems	$9,025	$9,936	$(911)	(9)%
Procedure fees	8,379	4,336	4,043	93%
Total revenues	$17,404	$14,272	$3,132	22%
Total revenues increased by $3.1 million, or 22%, to $17.4 million in the three months ended March 31, 2012 compared to

$14.3 million during the same period in 2011.
Systems revenues. Systems revenues decreased by $0.9 million to $9.0 million in the three months ended March 31, 2012 compared to $9.9 million during the same period in 2011. Systems revenues represented 52% and 70% of total revenues for the three months ended March 31, 2012 and 2011, respectively. The systems revenues in the first quarter of 2012 were negatively impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars as well as by changes in our sales force in the North American Franchise. Our rest of the world systems sales were impacted by the transition to a direct sales model.
Procedure fees revenues. Procedure fees revenues increased by $4.0 million to $8.4 million in the three months ended March 31, 2012 compared to $4.3 million during the same period in 2011. Procedure fees revenues represented 48% and 30% of total revenues for the three months ended March 31, 2012 and 2011, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Cost of revenues	$5,993	$5,649	$344	6%
% of total revenues	34%	40%
Gross profit	$11,411	$8,623	$2,788	32%
Gross profit %	66%	60%
Cost of revenues increased by $0.3 million, or 6%, to $6.0 million in the three months ended March 31, 2012 compared to $5.6 million during the same period in 2011. The increase in cost of revenues was primarily due to the increase in volume of CoolSculpting Systems and procedure packs sold.
Gross profit was $11.4 million, or 66% of revenues, in the first quarter of 2012, compared to gross profit of $8.6 million, or 60% of revenues, in the first quarter of 2011. The year-over-year increase in gross profit was driven by an increase in procedure fees revenues as a percentage of total revenues as well as a decrease in the per unit manufacturing cost of systems.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Operating expenses
Research and development	$3,398	$2,281	$1,117	49%
% of total revenues	20%	16%
Sales and marketing	$14,497	$5,736	$8,761	153%
% of total revenues	83%	40%
General and administrative	$3,853	$1,389	$2,464	177%
% of total revenues	22%	10%
Total operating expenses	$21,748	$9,406	$12,342	131%

Research and development. Research and development expenses increased by $1.1 million, or 49%, to $3.4 million in the three months ended March 31, 2012 compared to $2.3 million in the same period in 2011. The increase in research and development expenses was primarily due to an increase of $0.5 million in payroll related costs resulting from an increase in headcount, a higher stock-based compensation expense by approximately $0.2 million. The remaining increase is attributed to higher IT and facilities costs.

Sales and marketing. Sales and marketing expenses increased by $8.8 million, or 153%, to $14.5 million in the three months ended March 31, 2012 compared to $5.7 million for the same period in 2011. The increase in sales and marketing expenses was due to an increase in advertising expenses by $3.2 million, a $1.7 million increase in marketing expenses, a $1.7 million increase in payroll related costs and a $0.6 million increase in travel expenses. The remaining increase is attributed to higher IT and facilities costs, higher stock-based compensation expenses, higher sales meetings related costs and higher sales commission expenses during the three months ended March 31, 2012.
General and administrative. General and administrative expenses increased by $2.5 million, or 177%, to $3.9 million for the three months ended March 31, 2012 compared to $1.4 million for the same period in 2011. The increase in general and administrative expenses was primarily due to a $0.9 million increase in payroll related costs, a $0.7 million increase in legal expenses and an increase in accounting costs of $0.4 million. The remaining increase is attributed to higher IT and facilities costs, higher stock-based compensation expenses and higher travel expenses.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Interest income (expense), net	$29	$(40)	$69	(173)%
% of total revenues	0%	0%
Other income (expense), net	$(17)	$(2)	$(15)	750%
% of total revenues	0%	0%

Interest income (expense), net. Interest income (expense), net was an income of $29 thousand for the three months ended March 31, 2012 compared to an expense of $40 thousand for the same period in 2011.
Other income (expense), net. Other income (expense), net, for three months ended March 31, 2012 was an expense of $17 thousand compared to $2 thousand of expense in 2011.
Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, and the proceeds from our IPO. As of March 31, 2012, we had cash and cash equivalents of $75.3 million, a decrease of $8.6 million over December 31, 2011, reflecting approximately $8.0 million of cash used during the period to fund operations. During the first quarter of 2012, we spent approximately $0.4 million on capital expenditures and $0.3 million on payment of the remaining balance of our loan from Silicon Valley Bank.
The following table summarizes our working capital and cash and cash equivalents (in thousands):

	March 31,	December 31,
	2012	2011
Working capital	$75,108	$84,341
Cash and cash equivalents	75,304	83,908
Summary Statement of Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash used in operating activities	$(7,958)	$(3,745)
Net cash used in investing activities	(384)	(119)
Net cash used in financing activities	(262)	(217)
Net decrease in cash and cash equivalents	$(8,604)	$(4,081)

Cash Flows for the Three Months Ended March 31, 2012 and 2011
Operating activities. Net cash used in operating activities was $8.0 million during the three months ended March 31, 2012 and consisted of a net loss of $10.3 million and a net change in operating assets and liabilities of $1.1 million, offset by non-cash items of $1.3 million. Non-cash items for the three months ended March 31, 2012 consisted of a stock-based compensation expense of $0.7 million, a depreciation and amortization expense of $0.4 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $0.9 million, an increase in inventory of $0.9 million and an increase in prepaid and other assets of $0.8 million offset by an increase of $3.7 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers extended credit terms during the first three months of 2012 compared to the same period in prior year. The increase in inventory was due to additional inventory built for our UK subsidiary to fulfill expansion of direct sales in Europe starting the next quarter. The increase in prepaid and other assets was primarily driven by higher prepayments for media and advertising. The increase in accounts payable and accrued liabilities during 2011 was due to higher accrued compensation due to higher headcount and sales related expenses such as commissions and higher accrued marketing and advertising costs.
Net cash used in operating activities was $3.7 million during the three months ended March 31, 2011 and consisted of a net loss of $0.8 million, offset by non-cash items of $0.4 million and a net decrease in operating assets and liabilities of $3.3 million. Non-cash items for the three months ended March 31, 2011 consisted primarily of depreciation expense of $0.2 million and stock-based compensation expense of $0.2 million. The significant items in the change in operating assets and liabilities include the decrease in accounts payable, accrued and other non-current liabilities of $1.6 million due to payments made on purchases and expenses incurred as a result of the growth in our business activities offset by an increase in accounts receivable of $1.5 million.
Investing activities. Net cash used in investing activities was $0.4 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Purchases of property and equipment amounted to $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, and were primarily for tooling equipment to support our research and development and manufacturing activities. The restricted cash balance decreased by $0.2 million during the three months ended March 31, 2011, as the certificate of deposit to collateralize our credit for our corporate credit cards was no longer required.
Financing activities. Net cash used in financing activities during the three months ended March 31, 2012 of $0.3 million consisted of the repayment of notes payable of $0.3 million to Silicon Valley Bank slightly offset by cash received from the issuance of common stock upon the exercise of stock options. Net cash used in financing activities during the three months ended March 31, 2011 of $0.2 million consisted of payment of notes payable of $0.3 million offset by $0.1 million received for issuance of common stock upon the exercise of stock options.
Contractual Obligations and Commitments
MGH Royalty Payments
In May 2005, we entered into an agreement with Massachusetts General Hospital to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting System. As defined in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.
Lease Commitments
Our facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013 for our facility in Pleasanton, California. We also lease a warehouse in Dublin, California and a small office space in Gatwick, United Kingdom. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively.
Future minimum lease payments under the noncancelable operating leases as of March 31, 2012 are as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining 9 months)	$755
2013	895
Total future minimum lease payments	$1,650

Purchase Commitments
We had noncancelable purchase obligations to contract manufacturers and suppliers for $4.8 million and $5.4 million at March 31, 2012 and December 31, 2011, respectively.
Warranty
We provide a limited warranty on its products, three years for control units and one year for applicators. We accrue for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.
The estimated product warranty accrual was as follows (in thousands):

March 31,
2012
Balance at the beginning of the period	$742
Accruals for warranties issued	159
Adjustments to pre-existing warranties	215
Settlements of warranty claims	(241)
Balance at the end of the period	$875

Legal Matters
On March 13, 2012, Ivan Marcano, an alleged purchaser of our publicly traded common stock, filed a securities class action lawsuit in the Superior Court of California, County of Alameda.  The complaint generally alleges that we made false and misleading statements or omitted to state facts necessary to make our disclosures not misleading in Form S-1 and the amendments thereto issued in connection with our initial public offering.  On March 15, 2012 and April 3, 2012, two additional and substantially similar lawsuits were filed in the same court.  We have been served with the complaint in all three class actions. We believe the lawsuit to be without merit and intend to vigorously defend ourselves. We believe there is no sufficient evidence to indicate that a loss had been incurred as of March 31, 2012.
Recent Accounting Pronouncements
In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our consolidated financial statements.
In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, we can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012 and the adoption did not have an impact on our consolidated financial statements because we do not have any items of other comprehensive income (loss) for the quarter ended March 31, 2012.
In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year ending December 31, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.
Off-balance Sheet Arrangements
As of March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Fluctuations
Our investments include cash and cash equivalents, which consist of cash and money market funds, and are held for working capital purposes. We had cash and cash equivalents of $75.3 million and $83.9 million as of March 31, 2012 and December 31, 2011, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risks due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
We also have fixed interest rate notes payable which are collateralized by substantially all of our assets, excluding our intellectual property. Because of the fixed interest rate, a hypothetical 10% change in interest rates would have no impact on our borrowing or results of operations.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Foreign Exchange
Our exposure to foreign currency exchange risk has been insignificant because both our revenues and the majority of our expenses are incurred and paid in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31,

2012.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 13, 2012, Ivan Marcano, an alleged purchaser of our publicly traded common stock, filed a securities class action lawsuit in the Superior Court of California, County of Alameda against us.  The complaint generally alleges that we made false and misleading statements or omitted to state facts necessary to make our disclosures not misleading in Form S-1 and the amendments thereto issued in connection with our initial public offering.  On March 15, 2012 and April 3, 2012, two additional and substantially similar lawsuits were filed in the same court.  We have been served with the complaint in all three class actions. We believe the lawsuit to be without merit and intend to vigorously defend ourselves. We believe there is no sufficient evidence to indicate that a loss had been incurred as of March 31, 2012.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Risks Related to Our Business

We have limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering, building our manufacturing capabilities, and seeking regulatory clearances and approvals to market our first product, the CoolSculpting System. We have incurred significant net losses since our inception, including net losses of approximately $9.6 million in 2011, $13.5 million in 2010 and $17.6 million in 2009. Our net loss for the three months ended March 31, 2012 was $10.3 million. At March 31, 2012, we had an accumulated deficit of approximately $94.0 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.
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
We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting procedure fees will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks in the United States and are approved or are otherwise free to market CoolSculpting in 49 international markets, the degree of market acceptance of CoolSculpting by physicians and patients is unproven. We believe that market acceptance of CoolSculpting will depend on many factors, including:

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
To generate repeat and referral business, patients must be satisfied with the effectiveness of CoolSculpting. Our clinical studies demonstrate that a single CoolSculpting procedure noticeably and measurably reduces the fat layer within a treated fat bulge without requiring diet or exercise. However, we designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges but are not obese. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are better candidates for invasive and minimally-invasive procedures. In addition, results obtained from a CoolSculpting procedure occur gradually over a period of two to four months after treatment and patient perception of their results may vary. Although we train our physician customers to select the appropriate patient candidates for a CoolSculpting procedure, explain to their patients the time period over which the results from a CoolSculpting procedure will occur, and take before and after photographs of a patient, our physician customers may not select appropriate patient candidates or CoolSculpting may produce results that may not meet patients' expectations. If patients are not satisfied with the aesthetic benefits of CoolSculpting, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.
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
We currently depend on third-party distributors to sell, market, and service our CoolSculpting Systems in markets outside of North America and to train our physician customers in such markets. We may need to engage additional third-party distributors to expand in new markets outside of North America. We are subject to a number of risks associated with our dependence on these third parties, including:

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
Sales in markets outside of North America accounted for approximately 26% of our revenue for 2011 and 25% of our revenue for the three months ended March 31, 2012. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that plans to introduce this product continued extending the sales cycle for CoolSculpting in the first quarter of 2012 and may continue to have an impact on our sales in the near future.
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
If there is a disruption to our or our third-party manufacturers' operations, we will have no other means of producing our CoolSculpting Systems until we restore the affected facilities or develop alternative manufacturing facilities. Additionally, any damage to or destruction of our or our third-party manufacturers' facilities or equipment may significantly impair our ability to manufacture CoolSculpting Systems on a timely basis.
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
Our CoolSculpting System contains two critical components, the integrated circuit contained in the CoolSculpting control unit, which is manufactured by Renesas Electronics Corporation in Japan, and the connector that attaches our applicators to the control unit, which is manufactured by Hypertronics Corporation in Hudson, Massachusetts. The single source suppliers of these two critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders and, although we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies at OnCore, our contract manufacturer, as well as at least three months supply of connectors to support open purchase orders, such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these manufacturers. In addition, several other non-critical components and materials that compose our CoolSculpting System are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers' capabilities could harm our ability to manufacture our CoolSculpting System until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	interruption of supply resulting from modifications to or discontinuation of a supplier's operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier's variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our brand reputation caused by defective components produced by our suppliers;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.
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
If our CoolSculpting System is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misusing our CoolSculpting System or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We currently have product liability insurance, but it may not be adequate to cover us against potential liability. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.
Third parties may attempt to produce counterfeit versions of our products and may harm our ability to collect procedure fees, negatively affect our reputation, or harm patients and subject us to product liability.
Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect procedure fees may be compromised. Procedure fees revenues represented 48% and 32% of total revenues for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, and an inability to collect them in the future would have a material adverse affect on our results of operations.
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
We have increased our headcount from 64 at January 1, 2010 to 179 at March 31, 2012, and plan to continue to hire a substantial number of additional employees as we increase our commercialization activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.
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
The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. Our current FDA label only permits marketing CoolSculpting in the United States for use on the flanks and restricts us from promoting it for use on other parts of the body. We are aware that CoolSculpting is used by our physician customers on other parts of the body. If we are found to have inappropriately marketed for such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Our manufacturing processes and facilities are required to comply with the FDA's Quality System Regulation, or the QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our devices. Although we believe we are compliant with the QSRs, the FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities. We have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies. In addition, we plan to move the entire manufacturing process for our CoolSculpting System to one or more third-party manufacturers. When we do so, such manufacturer(s) will be required to comply with the QSR, and will be subject to inspections. We will have limited ability to ensure that any such third-party manufacturer(s) will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.
Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our third-party manufacturers to take satisfactory corrective action in response to an adverse QSR inspection, can result in, among other things:

•	administrative or judicially-imposed sanctions;

•	injunctions or the imposition of civil penalties;

•	recall or seizure of our products;

•	total or partial suspension of production or distribution;

•	the FDA's refusal to grant pending future clearance or pre-market approval for our products;

•	withdrawal or suspension of marketing clearances or approvals;

•	clinical holds;

•	warning letters;

•	refusal to permit the import or export of our products; and

•	criminal prosecution of us or our employees.
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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of March 31, 2012, our patent portfolio comprises five issued U.S. patents, 48 issued foreign counterpart patents, 19 pending U.S. patent applications, 76 pending foreign counterpart patent applications, and four pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.
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
From time to time, we analyze our competitors' products and services, and may in the future seek to enforce our patents or other rights to counter perceived infringement. However, infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Similarly, some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us if we assert our rights against them. Finally, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during this type of litigation.
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
We rely on trade-secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult or impossible to obtain or enforce. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our third-party manufacturers and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. We may now or in the future incorporate open source software in our products' firmware. Open source software licenses can be ambiguous, and there is a risk that these licenses could be construed to require us to disclose or publish, in source code form, some or all of our proprietary firmware code. Any disclosure of confidential information into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us, which could adversely affect our competitive advantage.
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
There is substantial litigation involving patent and other intellectual property rights in the medical technology and aesthetic industries generally. If a third party claims that we or any collaborator infringes its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

•
substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party's rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner's attorneys' fees;

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
Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to May 4, 2012, our stock has had low and high sales prices in the range from $5.35 to $17.41 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
In addition, the stock market in general and the market for medical technology and aesthetic product companies in particular may experience a loss of investor confidence. The stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class-action litigation. Class-action litigation, even if unsuccessful, could be costly to defend and divert management's attention and resources, which could further materially harm our financial condition and results of operations.
An active trading market for our common stock may not be sustained.
We completed our IPO on October 24, 2011. Following completion of the IPO, an active trading market may not be sustained. The lack of an active market may impair an investor's ability to sell shares of our common stock at the time or at a price such investor considers reasonable. An inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to acquire other businesses, applications, or technologies using our shares of our common stock as consideration.
The requirements of being a public company may strain our resources, divert management's attention, and affect our ability to attract and retain qualified board members.
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
As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the year ending December 31, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing, and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm has not been engaged to perform an audit of our internal control over financial reporting. Our independent registered public accounting firm's audit of our consolidated financial statements for the year ended December 31, 2011 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, no such opinion was expressed. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Even after we develop these new procedures additional weaknesses in our internal control over financial reporting may be discovered. In order to fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we or our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective and in compliance with Section 404 we may be subject to sanctions or investigations by regulatory authorities such as the SEC or the securities exchange on which we trade and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
A significant portion of the shares of our common stock outstanding have been restricted as a result of lock-up agreements with our underwriters in connection with our IPO. The release from the underwriters' lockup from our IPO occurred in early May 2012, and, as a result, approximately 25.8 million shares previously restricted from being sold may be sold after this date. Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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
We have been named in litigation that may adversely affect our financial condition, results of operations and cash flows.
We are defendants in several securities class action lawsuits. These lawsuits are described in Note 8 to our consolidated financial statements.  Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such actions). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity and, consequently, negatively impact the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Public Offering of Common Stock
On October 24, 2011, we completed our initial public offering of common stock (“IPO”) of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The aggregate offering price for shares sold by the Company in the offering was approximately $100.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175514), which was declared effective by the SEC on October 18, 2011. We received net proceeds of approximately $90.7 million, after deducting underwriting discounts and commissions of approximately $7.1 million and offering related transaction costs of approximately $2.9 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.
Of the net proceeds that we received from this offering, as of March 31, 2012, we used approximately $48.0 million for general corporate purposes and we paid $7.0 million for our remaining milestone obligations to the Massachusetts General Hospital. There has been no material change in the planned use of proceeds from our IPO as described in our final Prospectus dated October 18, 2011, filed with the SEC pursuant to Rule 424(b) on October 19, 2011. We invested the funds received in registered money market funds.
Item 5. Other Information
As previously disclosed on our Current Report on Form 8-K/A we filed with the SEC on February 24, 2012, on February 17, 2012, our Compensation Committee approved the base salary for our new Chief Financial Officer, Joshua Brumm, of $260,000.  In addition, on that date, our Compensation Committee approved 2011 second half cash bonuses, 2012 base salaries, 2012 target performance bonuses (as a percentage of salary), and equity grants, for our executive officers.  These compensation arrangements are as follows for each of Mr. Brumm, our then named executive officers, and our current named executive officers (named executive officers at a point in time are the executive officers appearing in the latest summary compensation table filed pursuant to Item 402 of Regulation S-K):

Name	Title	2011 Cash Bonus (2nd Half)	2012 Base Salary	2012 Target Performance Bonus %	Stock Option Grant (shares)	Restricted Stock Unit Grants (shares)
Gordon E. Nye	Chief Executive Officer, President and Director (now former)	$103,125	$500,000	75%	61,920	18,099
Stephen W. Atkinson	Senior Vice President of International	$54,031	$275,000	45%	30,960	9,049
Joshua T. Brumm	Chief Financial Officer and Senior Vice President	$18,563	$260,000	45%	26,316	7,692
Richard W. Poinsett	Senior Vice President of Operations	$30,938	$260,000	45%	26,316	7,692
Kristine N. Tatsutani, Ph.D.	Chief Technology Officer and Vice President of Enhanced Clinical Outcomes	$30,938	$260,000	45%	26,316	7,692
David H. Heagy	Vice President of North American Sales (now former)	$25,000	$230,000	45%	17,544	5,128
Ian P. West, Ph.D., C.Eng., FIET	Vice President of Product Development (now former)	$18,975	$230,000	30%	17,544	5,128
The stock options vest in 48 equal installments beginning on March 17, 2012, and the restricted stock units vest in four equal annual installments beginning on February 15, 2013.
The offer letter sent to Mr. Brumm, dated February 10, 2012, set forth his base salary and also provided that Mr. Brumm would receive the equity grants set forth above, as well as provided that in the event that Mr. Brumm's employment with us was terminated by us without cause, or Mr. Brumm resigned for good reason (as specified in his offer letter), within one year following a change of control, the vesting of all of Mr. Brumm's equity compensation awards would be accelerated in full.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:	May 10, 2012	By:	/S/ Mark J. Foley
Mark J. Foley
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	By:	/S/ Joshua T. Brumm
Joshua T. Brumm
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

3.1
Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc. (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1, filed with the SEC on July 13, 2011 (Reg. No. 333-175514), and incorporated here by reference).

3.2
Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc. (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-1, filed with the SEC on July 13, 2011 (Reg. No. 333-175514), and incorporated here by reference).

4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2
Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1, filed with the SEC on September 23, 2011 (Reg. No. 333-175514), and incorporated here by reference).

10.1
Offer Letter Agreement, dated February 20, 2012, by and between ZELTIQ Aesthetics, Inc. and Michael C. Genau (incorporated by reference to Exhibit 10.1 to ZELTIQ's Current Report on Form 8-K, filed with the SEC on March 19, 2012 (Reg. No. 001-35318), and incorporated here by reference).

10.2	Offer Letter Agreement, dated February 9, 2012, by and between ZELTIQ Aesthetics, Inc. and Sergio Garcia.
10.3	Severance Agreement, dated January 18, 2012, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.
10.4	Amendment to Distribution Agreement, dated February 27, 2012, by and between ZELTIQ Aesthetics, Inc. and ADVANCE Medical, Inc.**
10.5	Promotion letter, dated February 10, 2012, between ZELTIQ Aesthetics, Inc. and Joshua Brumm.
10.6	Cash Compensation Arrangements with Named Executive Officers (incorporated by reference from the disclosure set forth in Item 5 of this Quarterly Report on Form 10-Q).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
 ______________________

*
Pursuant to Rule 406T of Regulation S-T, the XBRL files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Confidential treatment has been requested for portions of this exhibit.