Form 10-Q
period 2012-06-30
Zeltiq Aesthetics Inc
filed 2012-08-07
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of August 1, 2012, there were 34,589,586 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,542	$83,908
Short-term investments	23,901	—
Accounts receivable, net	6,147	4,941
Inventory	5,717	4,476
Prepaid expenses and other current assets	1,901	2,385
Total current assets	70,208	95,710
Long-term investments	14,416	—
Restricted cash	382	255
Property and equipment, net	2,054	2,144
Intangible asset, net	7,532	7,882
Other assets	—	8
Total assets	$94,592	$105,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,210	$4,925
Accrued liabilities	11,703	6,014
Deferred revenue	602	375
Current portion of notes payable	—	310
Total current liabilities	15,515	11,624
Other non-current liabilities	95	72
Total liabilities	$15,610	$11,696
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at June 30, 2012 and December 31, 2011; 34,407,456 and 33,997,809 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	37	37
Additional paid-in capital	181,262	178,122
Notes receivable from a stockholder	(245)	(245)
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(102,057)	(83,611)
Total stockholders’ equity	78,982	94,303
Total liabilities and stockholders’ equity	$94,592	$105,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$22,265	$17,354	$39,669	$31,626
Cost of revenues	7,150	6,700	13,143	12,349
Gross profit	15,115	10,654	26,526	19,277
Operating expenses:
Research and development	3,369	2,326	6,767	4,607
Sales and marketing	14,254	5,832	28,751	11,568
General and administrative	5,556	2,642	9,409	4,031
Total operating expenses	23,179	10,800	44,927	20,206
Loss from operations	(8,064)	(146)	(18,401)	(929)
Interest income (expense), net	60	(20)	89	(60)
Other income (expense), net	(47)	(393)	(64)	(395)
Loss before provision for income taxes	(8,051)	(559)	(18,376)	(1,384)
Provision for income taxes	50	—	70	—
Net loss	(8,101)	(559)	(18,446)	(1,384)
Cumulative dividends on convertible preferred stock	—	(1,563)	—	(3,127)
Net loss attributable to common stockholders	$(8,101)	$(2,122)	$(18,446)	$(4,511)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(1.60)	$(0.54)	$(3.48)
Weighted average shares of common stock outstanding used in computing net loss attributable to common stockholders—basic and diluted	34,253,357	1,329,763	34,129,555	1,294,597
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(8,101)	$(559)	$(18,446)	$(1,384)
Other comprehensive loss
Changes to unrealized gain (loss) on available-for-sale securities	(15)	—	(15)	—
Other comprehensive loss	(15)	—	(15)	—
Comprehensive loss	$(8,116)	$(559)	$(18,461)	$(1,384)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,446)	$(1,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	782	363
Stock-based compensation	2,498	733
Change in fair value of preferred stock warrant liability	—	376
Amortization of debt discount	—	24
Amortization and accretion of premium and discount on investments	34	—
Loss on disposal of property and equipment	192	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,206)	(1,721)
Inventory	(1,241)	(1,354)
Prepaid expenses and other assets	492	206
Deferred revenue	227	(406)
Accounts payable, accrued and other non-current liabilities	3,997	1,365
Net cash used in operating activities	(12,671)	(1,798)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(38,366)	—
Purchase of property and equipment	(534)	(1,236)
Restricted cash	(127)	170
Net cash used in investing activities	(39,027)	(1,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(310)	(856)
Deferred initial public offering costs	—	(395)
Proceeds from issuance of common stock	642	148
Net cash provided by (used in) financing activities	332	(1,103)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,366)	(3,967)
CASH AND CASH EQUIVALENTS—Beginning of period	83,908	12,667
CASH AND CASH EQUIVALENTS—End of period	$32,542	$8,700
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of June 30, 2012, and the interim condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of June 30, 2012 and results of our operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future annual or interim period. Certain amounts in prior quarters' consolidated balance sheets have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported results of consolidated operations or consolidated stockholders' equity.
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
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2012 as compared to the significant accounting policies described in the Company’s Form 10-K for the year ended December 31, 2011, except for the investments policy noted below.
Investments
The Company invests its excess cash balances primarily in certificates of deposit, commercial paper, corporate bonds, and U.S. Government agency securities. Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies all of its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method.  Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income (expense) as incurred.  The Company periodically evaluates these investments for other-than-temporary impairment.
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
Advertising costs
The cost of advertising and media is expensed as incurred. For the three months ended June 30, 2012 and 2011, advertising costs totaled $3.8 million and $33,000, respectively. For the six months ended June 30, 2012 and 2011, advertising costs totaled $7.0 million and $82,000, respectively.
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
In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, the Company can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance effective January 1, 2012.
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

3. Investments
The Company's short-term and long-term investments as of June 30, 2012 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency bonds	$15,497	$—	$(1)	$15,496
Corporate bonds	6,873	—	(5)	6,868
Commercial paper	999	—	—	999
Certificates of deposit	538	—	—	538
Total	$23,907	$—	$(6)	$23,901

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency bonds	$8,590	$—	$(5)	$8,585
Corporate bonds	5,835	—	(4)	5,831
Total	$14,425	$—	$(9)	$14,416
For the three and six months ended June 30, 2012, no gains or losses were realized on the sale of investments. The Company had no short-term and long-term investments as of December 31, 2011.

4. Fair Value of Financial Instruments
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
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at June 30, 2012.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$25,657	$—	$—	$25,657
Commercial paper	—	4,000	—	4,000
Short-term investments:
Agency bonds	—	15,496	—	15,496
Corporate bonds	—	6,868	—	6,868
Commercial paper	—	999	—	999
Certificates of deposit	538	—	—	538
Long-term investments:
Agency bonds	—	8,585	—	8,585
Corporate bonds	—	5,831	—	5,831
	$26,195	$41,779	$—	$67,974

	As of December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$81,022	$—	$—	$81,022
The changes in the fair value of the Company’s Level 3 financial liabilities are summarized below (in thousands):

	June 30, 2012	December 31, 2011
Fair value of convertible preferred stock warrant liability—beginning of period	$—	$257
Change in fair value of the convertible preferred stock warrant liability	—	664
Reclassification of value of convertible preferred stock warrants to additional paid-in
capital upon initial public offering	—	(921)
Fair value of convertible preferred stock warrant liability—end of period	$—	$—
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
5. Balance Sheet Components
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

	June 30, 2012	December 31, 2011
Raw materials	$1,248	$2,336
Finished goods	4,469	2,140
Total inventory	$5,717	$4,476

Property and equipment, net
Property and equipment, net comprise the following (in thousands):

	June 30, 2012	December 31, 2011
Lab equipment, tooling and molds	$1,730	$1,314
Computer equipment	578	476
Computer software	1,138	1,064
Furniture and fixtures	288	260
Leasehold improvements	433	329
Vehicles	35	35
Total property and equipment	4,202	3,478
Less: Accumulated depreciation and amortization	(2,163)	(1,802)
Construction in progress	15	468
Property and equipment, net	$2,054	$2,144
Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and employee related expenses	$4,728	$2,708
Accrued royalty	1,546	1,307
Accrued warranty	933	742
Sales and other taxes payable	638	652
Accrued marketing expenses	2,566	364
Other accrued liabilities	1,292	241
Total accrued liabilities	$11,703	$6,014
6. Intangible Asset, Net
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
Intangible asset, net comprises the following (in thousands):

	June 30, 2012	December 31, 2011
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(518)	(168)
Intangible asset, net	$7,532	$7,882

The amortization expense of the intangible asset was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively. The total estimated annual future amortization expense of this intangible asset as of June 30, 2012 is as follows (in thousands):

Fiscal Year
2012 (remaining 6 months)	$350
2013	701
2014	701
2015	701
2016	701
Thereafter	4,378
Total	$7,532

7. Notes Payable
On January 14, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to the Company in three separate tranches. Tranche A, for $1.5 million, was received by the Company in January 2009. Tranche B, for $2.0 million, was received by the Company on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable were collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carried an interest rate of 7.28% per annum. The repayment of principal, plus interest, was via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche.
On January 14, 2009, in accordance with the Loan Agreement, the Company issued a warrant to Silicon Valley Bank to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as a debt discount at issuance and has been amortized to interest expense over the term of the notes.
During the quarter ended March 31, 2012, the remaining loan balance of $0.3 million and the final payment of 5.75% of the advanced amount, or $0.2 million, were paid in full to Silicon Valley Bank.
8. Related Party Transactions
Notes Receivable from a Stockholder
In December 2007, the Company issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $245,000. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and currently bear interest at a rate of 4% per annum, and are collateralized by the related common stock and the executive’s assets. The executive separated from the Company on December 3, 2010. The promissory notes are due and payable in full (all accrued and unpaid interest) upon nine months following the Company’s initial public offering of its common stock. These notes receivable are related to a prior exercise of stock options and have been recorded as a contra stockholders’ equity account.
In July 2012, the promissory notes were paid in full.
Brazilian Distribution Agreement
The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011 and amended on February 27, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the three and six months ended June 30, 2012 was $0.8 million and $1.3 million, respectively, and the accounts receivable balance as of June 30, 2012 was $0.6 million.
9. Commitments and Contingencies
Lease Commitments
The Company’s facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013 for the Company's facility in Pleasanton, California. The Company also leases a warehouse in Dublin, California and small office spaces in Gatwick, United Kingdom and in Dubai. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively.
Future minimum lease payments under the noncancelable operating leases as of June 30, 2012 are as follows (in thousands):

Year Ending December 31:
2012 (remaining 6 months)	$480
2013	898
Total future minimum lease payments	$1,378
Purchase Commitments
The Company had noncancelable purchase obligations to contract manufacturers and suppliers for $5.3 million and $5.4 million at June 30, 2012 and December 31, 2011, respectively.

Warranty
The Company provides a limited warranty on its products, generally three years for control units and one year for applicators. The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.
The estimated product warranty accrual was as follows (in thousands):

Six Months Ended
June 30,
2012
Balance at the beginning of the period	$742
Accruals for warranties issued	498
Adjustments to pre-existing warranties	174
Settlements of warranty claims	(481)
Balance at the end of the period	$933

Legal Matters
On March 13, 2012, an alleged purchaser of the Company's publicly traded common stock, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that the Company made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the Company's initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the Company's underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  The Company believes the lawsuit to be without merit and intends to vigorously defend it.  The Company believes there is no sufficient evidence to indicate that a probable loss had been incurred as of June 30, 2012.
Severance
Effective April 3, 2012, the Company's Vice President of North American Sales resigned from the Company.  On April 18, 2012, the Company's President and CEO resigned from his positions he held with the Company. As a result of these resignations, the Company incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the three months ended June 30, 2012.  No similar costs were incurred during three months ended June 30, 2011.  As of June 30, 2012, approximately $0.2 million of the termination benefits had been paid.  The Company's liability related to these costs as of June 30, 2012 was $0.7 million.

Subsequent to these resignations, during the second quarter of 2012, the Company's management made a decision to terminate several employees. As a result of these terminations, the Company incurred approximately $0.8 million in termination benefits, which were recorded as part of operating expenses in the Company's consolidated statement of operations.  As of June 30, 2012 approximately $0.2 million of the termination benefits had been paid.  The Company's liability related to these costs as of June 30, 2012 was $0.6 million.  No similar costs were incurred during three and six months ended June 30, 2011.
10. Convertible Preferred Stock Warrants
In connection with obtaining a credit facility (see Note 7), the Company issued a warrant to Silicon Valley Bank to purchase 47,683 shares of Series C convertible preferred stock at $3.67 per share. These warrants were issued on January 14, 2009 and expire on the 10-year anniversary after the issue date. The fair value of the warrants on the date of issuance was $0.1 million. The exercise price and number of warrants were subject to change upon the closing of a Series D-1 convertible preferred stock financing agreement. Upon the issuance of Series D-1 convertible preferred stock at $2.68 per share, the warrants were automatically adjusted to instead be exercisable for 65,319 shares of Series D-1 convertible preferred stock with the warrants price adjusted to record the per share purchase price of Series D-1 convertible preferred stock.
Upon the closing of the Company’s IPO in October 2011, the convertible preferred stock warrants were automatically converted into common stock warrants to purchase 65,319 shares of common stock. In addition, the fair value of the convertible preferred stock warrants as of October 24, 2011, estimated to be $0.9 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital. These warrants were exercised in December 2011.
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
The Company re-measured the convertible preferred stock warrant liability to fair value using the Black-Scholes option-pricing model with the following assumptions:

October 24, 2011
Remaining contractual life (in years)	7.2
Risk-free interest rate	1.8%
Expected volatility	59.3%
Expected dividend rate	0%
11. Stock-Based Compensation Expense
Stock Option Activity
Activity under the Company’s stock option plans is set forth below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2011	57,437	4,847,972	$3.00
Additional shares reserved	1,699,890	—	—
Options granted	(845,575)	845,575	7.72
Restricted stock awards granted	(4,083)	—	—
Restricted stock units granted	(548,369)	—	—
Options exercised		(356,157)	1.34
Options canceled	1,212,245	(1,212,245)	3.71
Restricted stock units canceled	46,303	—	—
Restricted stock awards canceled	2,342	—	—
Balance, June 30, 2012	1,620,190	4,125,145	$3.90
Stock-based Compensation Expense
The stock-based compensation expense related to all of our stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenues	$33	$9	$59	$17
Research and development	231	144	453	156
Sales and marketing	266	116	508	181
General and administrative	1,221	231	1,478	379
Total stock-based compensation	$1,751	$500	$2,498	$733
The stock-based compensation expense for the three months ended June 30, 2012 includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives.
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
During the three months ended June 30, 2012 and 2011, the Company granted 396,271 and 346,036 stock options, respectively, to employees with a weighted average grant date fair value of $5.25 and $2.83 per share, respectively. During the six months ended June 30, 2012 and 2011, the Company granted 717,223 and 580,460 stock options, respectively, to employees with a weighted average grant date fair value of $7.96 and $2.28 per share, respectively. As of June 30, 2012, there were unrecognized compensation costs of $4.9 million related to the stock options granted to employees. The Company expects to recognize those costs over a weighted average period of 3.14 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
During the three months ended June 30, 2012, the Company granted 326,206 restricted stock units to employees. During the six months ended June 30, 2012, the Company granted 420,018 restricted stock units to employees. As of June 30, 2012, the unrecognized compensation cost related to restricted stock units was $8.6 million, which will be recognized using the straight-line attribution method over 3.8 years. There were no restricted stock units approved or issued during the three and six months ended June 30, 2011.
As of June 30, 2012, the unrecognized compensation cost related to ESPP shares was $0.1 million, which will be recognized using the straight-line attribution method over 0.4 years.
Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. During the three months ended June 30, 2012, the Company granted 128,352 stock options and 128,351 restricted stock units to a non-employee. These stock options and restricted stock units are vesting over 0.5 years. The Company recorded a total of $0.4 million in stock-based compensation expense related to these non-employee grants during the three and six months ended June 30, 2012. Stock-based compensation expense for non-employees was insignificant during the three and six months ended June 30, 2011.
12. Net Loss per Share of Common Stock
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Historical net loss per share:
Numerator
Net loss attributable to common stockholders (in thousands)	$(8,101)	$(2,122)	$(18,446)	$(4,511)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	34,253,357	1,329,763	34,129,555	1,294,597
Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(1.60)	$(0.54)	$(3.48)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Convertible preferred stock (on an as-if converted basis)	—	24,415,965	—	24,415,965
Options to purchase common stock	4,125,145	4,577,906	4,125,145	4,577,906
Convertible preferred stock warrants	—	65,319	—	65,319
Common stock warrants	—	5,340	—	5,340
Total	4,125,145	29,064,530	4,125,145	29,064,530
13. Segment Information
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
North America	$16,630	$12,916	$29,651	$23,441
Rest of world	5,635	4,438	10,018	8,185
Total	$22,265	$17,354	$39,669	$31,626
North America includes the United States and Canada. Revenues for the United States were $16.0 million and $12.1 million for the three months ended June 30, 2012 and 2011, respectively. Revenues for the United States were $28.4 million and $21.7 million for the six months ended June 30, 2012 and 2011, respectively.
The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Systems	$11,996	$11,801	$21,021	$21,737
Procedure fees	10,269	5,553	18,648	9,889
Total	$22,265	$17,354	$39,669	$31,626
Substantially all of the Company’s long-lived assets are located in the United States of America.
14. Subsequent Events
In July 2012, the Company's former executive paid in full the promissory notes described in Note 8.
On July 29, 2012, Joshua Brumm, the Company's Chief Financial Officer, informed the Company that he is resigning as Chief Financial Officer effective August 8, 2012.

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
Overview
We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We have received regulatory approval or are otherwise free to market CoolSculpting in 53 international markets where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.
In the United States, Canada and four key markets in Europe (England, Germany, France and Spain), we use our direct sales organization to selectively market CoolSculpting. As of June 30, 2012, our worldwide sales force consisted of 67 professionals. To support the continued roll-out of CoolSculpting, we anticipate that our worldwide sales force will increase to approximately 70 sales professionals during fiscal 2012. We also intend to seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen.
In markets outside of North America, we sell CoolSculpting through a network of distributors as well as through our direct sales force. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenues from markets outside of North America accounted for 25% and 26% of our total revenues for the six months ended June 30, 2012 and 2011, respectively.
Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting System and CoolSculpting procedure. In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled-cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.
Revenues
We generate revenues from capital sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We generated revenues of $39.7 million and $31.6 million for the six months ended June 30, 2012 and 2011, respectively.
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
During the six months ended June 30, 2012, our system sales were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars. Despite this, we grew our worldwide installed base by 100% from 629 units as of June 30, 2011 to 1,257 units as of June 30, 2012.
Procedure fees revenues. We generate revenues from procedure fees through sales of CoolSculpting procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Procedure fees accounted for approximately 47% and 31% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. During the first half of 2012, we shipped approximately 148,000 CoolSculpting procedures to our physician customers.
Our business plan focuses on expanding our base of physician customers, and increasing our procedure fees revenues by driving demand for CoolSculpting procedures through our physician and consumer marketing programs. We anticipate that as we implement our business plan our revenues from procedure fees will increase as a percentage of our total revenues.
Seasonality. Seasonal fluctuations in the number of physician customers in their offices and available to take appointments as well as their patients have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in Europe. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. In order of revenue significance throughout the year, historically our strongest to weakest quarters were as follows: fourth quarter, third quarter, second quarter and first quarter. We expect during fiscal 2012 our strongest to weakest quarters will be as follows: fourth quarter, second quarter, third quarter and first quarter.
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
There have been no material changes to our significant accounting policies during the six months ended June 30, 2012, as compared to the significant accounting policies described in our Form 10-K for the year ended December 31, 2011, except as described below.
During the three months ended June 30, 2012, we purchased available-for-sale securities in accordance with the following investments policy:
Investments
We invest our excess cash balances primarily in certificates of deposit, commercial paper, corporate bonds, and U.S. Government agency securities. Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. We classify all of our investments as available-for-sale and record such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method.  Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income (expense) as incurred.  We periodically evaluate these investments for other-than-temporary impairment.
Results of Operations
Comparison of Three Months Ended June 30, 2012 and 2011
Revenues (in thousands, except for percentages):

	Three Months Ended
	June 30
	2012	2011	$ Change	% Change
Revenues
Systems	$11,996	$11,801	$195	2%
Procedure fees	10,269	5,553	4,716	85%
Total revenues	$22,265	$17,354	$4,911	28%
Total revenues increased by $4.9 million, or 28%, to $22.3 million in the three months ended June 30, 2012 compared to $17.4 million during the same period in 2011.
Systems revenues. Systems revenues increased by $0.2 million to $12.0 million in the three months ended June 30, 2012 compared to $11.8 million during the same period in 2011. Systems revenues represented 54% and 68% of total revenues for the three months ended June 30, 2012 and 2011, respectively. During the second quarter of 2012, our systems revenues continued being impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars.
Procedure fees revenues. Procedure fees revenues increased by $4.7 million to $10.3 million in the three months ended June 30, 2012 compared to $5.6 million during the same period in 2011. Procedure fees revenues represented 46% and 32% of total revenues for the three months ended June 30, 2012 and 2011, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
Cost of revenues	$7,150	$6,700	$450	7%
% of total revenues	32%	39%
Gross profit	$15,115	$10,654	$4,461	42%
Gross profit %	68%	61%
Cost of revenues increased by $0.5 million, or 7%, to $7.2 million in the three months ended June 30, 2012 compared to $6.7 million during the same period in 2011. The increase in cost of revenues was primarily due to the increase in volume of CoolSculpting Systems and procedure packs sold.
Gross profit was $15.1 million, or 68% of revenues, in the second quarter of 2012, compared to gross profit of $10.7 million, or 61% of revenues, in the second quarter of 2011. The year-over-year increase in gross profit as a percentage of revenues was driven by an increase in procedure fees revenues as a percentage of total revenues and a decrease in the per unit manufacturing cost of systems mainly due to lower direct material costs.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
Operating expenses
Research and development	$3,369	$2,326	$1,043	45%
% of total revenues	15%	13%
Sales and marketing	$14,254	$5,832	$8,422	144%
% of total revenues	64%	34%
General and administrative	$5,556	$2,642	$2,914	110%
% of total revenues	25%	15%
Total operating expenses	$23,179	$10,800	$12,379	115%

Research and development. Research and development expenses increased by $1.0 million, or 45%, to $3.4 million in the three months ended June 30, 2012 compared to $2.3 million in the same period in 2011. The increase in research and development expenses was primarily due to an increase of $0.3 million in payroll related costs, a higher stock-based compensation expense by approximately $0.1 million and higher consulting costs by approximately $0.1 million. The increase in payroll related costs was attributed to a higher headcount and severance costs incurred during the three months ended June 30, 2012.
Sales and marketing. Sales and marketing expenses increased by $8.4 million, or 144%, to $14.3 million in the three months ended June 30, 2012 compared to $5.8 million for the same period in 2011. The increase in sales and marketing expenses was mostly due to a $3.8 million increase in advertising expenses incurred in conjunction with our direct marketing campaign and other sales and marketing initiatives and a $2.1 million increase in payroll related costs, which include approximately $0.7 million in severance costs recognized during the three months ended June 30, 2012 . The remaining increase is attributed to higher stock-based compensation expenses, higher travel expense and higher sales commission expenses during the three months ended June 30, 2012. The increase in these expenses is directly related to the growth of our sales and marketing organization.
General and administrative. General and administrative expenses increased by $2.9 million, or 110%, to $5.6 million for the three months ended June 30, 2012 compared to $2.6 million for the same period in 2011. The increase in general and administrative expenses was primarily due to a $1.3 million increase in payroll related costs, a $1.2 million increase in legal expenses and higher stock-based compensation expenses by $1.0 million. The increase was partially offset by lower accounting fees incurred during the three months ended June 30, 2012 compared to the prior period. Higher accounting fees during the three months ended June 30, 2011 were incurred in the preparation for our initial public offering. The increase in payroll related costs was attributed to a higher headcount and severance costs recognized during the three months ended June 30, 2012. Higher legal expenses were incurred in conjunction with several IP enforcement activities. The stock-based compensation expense for the three months ended June 30, 2012 included $0.7 million in modification charges incurred in connection with the severance packages to our former executives.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
Interest income (expense), net	$60	$(20)	$80	(400)%
% of total revenues	0%	0%
Other income (expense), net	$(47)	$(393)	$346	(88)%
% of total revenues	0%	(2)%

Interest income (expense), net. Interest income (expense), net was an income of $60,000 for the three months ended June 30, 2012 compared to an expense of $20,000 for the same period in 2011.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2012 was an expense of $47,000 compared to $393,000 of expense in 2011. Higher expense in prior year was related to the loss incurred on the change in the fair value of the convertible preferred stock warrant.

Comparison of Six Months Ended June 30, 2012 and 2011
Revenues (in thousands, except for percentages):

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Revenues
Systems	$21,021	$21,737	$(716)	(3)%
Procedure fees	18,648	9,889	8,759	89%
Total revenues	$39,669	$31,626	$8,043	25%
Total revenues increased by $8.0 million, or 25%, to $39.7 million in the six months ended June 30, 2012 compared to $31.6 million during the same period in 2011.
Systems revenues. Systems revenues decreased by $0.7 million to $21.0 million in the six months ended June 30, 2012 compared to $21.7 million during the same period in 2011. Systems revenues represented 53% and 69% of total revenues for the six months ended June 30, 2012 and 2011, respectively. The systems revenues in the first six months of 2012 were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars as well as by changes in our sales force in the North American Franchise. Our rest of the world systems sales were impacted by the transition to a direct sales model.
Procedure fees revenues. Procedure fees revenues increased by $8.8 million to $18.6 million in the six months ended June 30, 2012 compared to $9.9 million during the same period in 2011. Procedure fees revenues represented 47% and 31% of total revenues for the six months ended June 30, 2012 and 2011, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Cost of revenues	$13,143	$12,349	$794	6%
% of total revenues	33%	39%
Gross profit	$26,526	$19,277	$7,249	38%
Gross profit %	67%	61%
Cost of revenues increased by $0.8 million, or 6%, to $13.1 million in the six months ended June 30, 2012 compared to $12.3 million during the same period in 2011. The increase in cost of revenues was primarily due to the increase in volume of CoolSculpting systems and procedure packs sold.
Gross profit was $26.5 million, or 67% of revenues, for the six months ended June 30, 2012, compared to gross profit of $19.3 million, or 61% of revenues, for the same period in 2011. The year-over-year increase in gross profit as a percentage of revenues was driven by an increase in procedure fees revenues as a percentage of total revenues and a decrease in the per unit manufacturing cost of systems mainly due to lower direct material costs.

Operating Expenses (in thousands, except for percentages):

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Operating expenses
Research and development	$6,767	$4,607	$2,160	47%
% of total revenues	17%	15%
Sales and marketing	$28,751	$11,568	$17,183	149%
% of total revenues	72%	37%
General and administrative	$9,409	$4,031	$5,378	133%
% of total revenues	24%	13%
Total operating expenses	$44,927	$20,206	$24,721	122%

Operating Expenses (in thousands, except for percentages):
Research and development. Research and development expenses increased by $2.2 million, or 47%, to $6.8 million in the six months ended June 30, 2012 compared to $4.6 million in the same period in 2011. The increase in research and development expenses was primarily due to an increase of $0.9 million in payroll related costs and a higher stock-based compensation expense by approximately $0.3 million. The increase in payroll related costs was attributed to a higher headcount and severance costs incurred during the six months ended June 30, 2012.
Sales and marketing. Sales and marketing expenses increased by $17.2 million, or 149%, to $28.8 million in the six months ended June 30, 2012 compared to $11.6 million for the same period in 2011. The increase in sales and marketing expenses was mostly due to a $6.9 million increase in advertising expenses incurred in conjunction with our direct marketing campaign and other sales and marketing initiatives and a $3.9 million increase in payroll related costs, which include approximately $0.7 million in severance costs recognized during the six months ended June 30, 2012 and a $2.0 million increase in marketing expenses. The remaining increase is attributed to higher stock-based compensation expenses, higher travel expense and higher sales commission expenses during the six months ended June 30, 2012. The increase in these expenses is directly related to the growth of our sales and marketing organization.
General and administrative. General and administrative expenses increased by $5.4 million, or 133%, to $9.4 million for the six months ended June 30, 2012 compared to $4.0 million for the same period in 2011. The increase in general and administrative expenses was primarily due to a $2.2 million increase in payroll related costs, a $2.0 million increase in legal expenses and higher stock-based compensation expenses by $1.1 million. Consulting, recruiting and travel expenses also increased during the current period. The increase was partially offset by lower accounting fees incurred during the six months ended June 30, 2012 compared to the prior period. Higher accounting fees during the six months ended June 30, 2011 were incurred in the preparation for our initial public offering. The increase in payroll related costs was attributed to a higher headcount and severance costs recognized during the six months ended June 30, 2012. Higher legal expenses were incurred in conjunction with IP enforcement activities. The stock-based compensation expense for the six months ended June 30, 2012 included $0.7 million in modification charges incurred in connection with the severance packages to our former executives.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Interest income (expense), net	$89	$(60)	$149	(248)%
% of total revenues	0%	0%
Other income (expense), net	$(64)	$(395)	$331	(84)%
% of total revenues	0%	(1)%
Interest income (expense), net. Interest income (expense), net was an income of $89,000 for the six months ended June 30, 2012 compared to an expense of $60,000 for the same period in 2011.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2012 was an expense of $64,000 compared to $395,000 of expense in 2011. Higher expense in prior year was related to the loss incurred on the change in the fair value of the convertible preferred stock warrant.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our IPO.

As of June 30, 2012, we had $70.9 million of cash and cash equivalents, short-term and long-term investments. The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of June 30, 2012 and December 31, 2011 as follows (in thousands):

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$32,542	$83,908
Short-term investments	23,901	—
Long-term investments	14,416	—
Total	$70,859	$83,908

Working capital	$54,693	$84,086

Summary Statement of Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash used in operating activities	$(12,671)	$(1,798)
Net cash used in investing activities	(39,027)	(1,066)
Net cash provided by (used in) financing activities	332	(1,103)
Net decrease in cash and cash equivalents	$(51,366)	$(3,967)

Cash Flows for the Six Months Ended June 30, 2012 and 2011
Operating activities. Net cash used in operating activities was $12.7 million during the six months ended June 30, 2012 and consisted of a net loss of $18.4 million, offset by non-cash items of $3.5 million and a net change in operating assets and liabilities of $2.3 million. Non-cash items for the six months ended June 30, 2012 consisted of a stock-based compensation expense of $2.5 million, a depreciation and amortization expense of $0.8 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $1.2 million and an increase in accounts receivable of $1.2 million offset by an increase of $4.0 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers with credit terms during the first six months of 2012 compared to the same period in prior year. The increase in inventory was due to purchases of inventory components parts and finished goods to fulfill customer orders as demand for our systems and procedures increased. The increase in accounts payable and accrued liabilities resulted from higher accrued payroll related expenses driven by higher headcount and severance related expenses incurred during the first six months of 2012 and higher accrued sales and marketing costs.
Net cash used in operating activities was $1.8 million during the six months ended June 30, 2011 and consisted of a net loss of $1.4 million, offset by non-cash items of $1.5 million and a net decrease in operating assets and liabilities of $1.9 million. Non-

cash items for the six months ended June 30, 2011 consisted primarily of stock-based compensation expense of $0.7 million, change in fair value of preferred stock warrant liability of $0.4 million and depreciation and amortization expense of $0.4 million. The significant items in the change in operating assets and liabilities include the increase in accounts payable, accrued and other non-current liabilities of $1.4 million due to purchases and expenses incurred as a result of the growth in our business activities and a decrease of $0.2 million in prepaid expenses and other current assets partially offset by an increase in accounts receivable of $1.7 million and an increase in inventory of $1.4 million.
Investing activities. Net cash used in investing activities was $39.0 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we invested $38.4 million in short-term and long-term investments. Purchases of property and equipment amounted to $0.5 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. The restricted cash balance increased by $0.1 million due to a deposit requirement for an international bank account during the six months ended June 30, 2012. The restricted cash balance decreased by $0.2 million during the six months ended June 30, 2011, as the certificate of deposit to collateralize our credit for our corporate credit cards was no longer required.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2012 of $0.3 million consisted of $0.6 million proceeds received from the issuance of common stock upon the exercise of stock options, offset by the repayment of notes payable of $0.3 million to Silicon Valley Bank. Net cash used in financing activities during the six months ended June 30, 2011 of $1.1 million consisted of payment of notes payable of $0.9 million and deferred initial public offering costs of $0.4 million offset by $0.1 million received for issuance of common stock upon the exercise of stock options.
Contractual Obligations and Commitments
MGH Royalty Payments
In May 2005, we entered into an agreement with Massachusetts General Hospital to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting System. As defined in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.
Lease Commitments
Our facility lease agreement was amended in September 2010 to add additional office space and a warehouse and to extend the lease term through December 31, 2013 for our facility in Pleasanton, California. We also lease a warehouse in Dublin, California and small office spaces in Gatwick, United Kingdom and in Dubai. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively.
Future minimum lease payments under the noncancelable operating leases as of June 30, 2012 are as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining 6 months)	$480
2013	898
Total future minimum lease payments	$1,378

 Purchase Commitments
We had noncancelable purchase obligations to contract manufacturers and suppliers for $5.3 million and $5.4 million at June 30, 2012 and December 31, 2011, respectively.
Warranty
We provide a limited warranty on its products, generally three years for control units and one year for applicators. We accrue for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

June 30,
2012
Balance at the beginning of the period	$742
Accruals for warranties issued	498
Adjustments to pre-existing warranties	174
Settlements of warranty claims	(481)
Balance at the end of the period	$933

Legal Matters
On March 13, 2012, an alleged purchaser of our publicly traded common stock, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in our Form S-1, and the amendments thereto, issued in connection with our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding our underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  We believe the lawsuit to be without merit and intend to vigorously defend ourselves.  We believe there is no sufficient evidence to indicate that a probable loss had been incurred as of June 30, 2012.
Severance
Effective April 3, 2012, Vice President of North American Sales resigned from our company.  On April 18, 2012, our President and CEO resigned from his positions he held with us. As a result of these resignations, we incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the three months ended June 30, 2012.  No similar costs were incurred during three months ended June 30, 2011.  As of June 30, 2012, approximately $0.2 million of the termination benefits had been paid.  The liability related to these costs as of June 30, 2012 was $0.7 million.

Subsequent to these resignations, during the second quarter of 2012, we made a decision to terminate several employees. As a result of these terminations, we incurred approximately $0.8 million in termination benefits, which were recorded as part of operating expenses in our consolidated statement of operations. As of June 30, 2012 approximately $0.2 million of the termination benefits had been paid.  The liability related to these costs as of June 30, 2012 was $0.6 million.  No similar costs were incurred during three and six months ended June 30, 2011.

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
In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, we can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012.
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
Off-balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Fluctuations
We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair market value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2012, we had approximately $38.3 million invested in available-for-sale short-term and long-term investments. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
We do not have interest bearing liabilities as of June 30, 2012 and therefore, we are not subject to risks from immediate interest rate decreases.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Foreign Exchange
Our exposure to foreign currency exchange risk has been insignificant because the majority of our revenues and our expenses are incurred and paid in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On March 13, 2012, an alleged purchaser of our publicly traded common stock, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the our underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  We believe the lawsuit to be without merit and intend to vigorously defend ourselves.  We believe there is no sufficient evidence to indicate that a loss had been incurred as of June 30, 2012.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
The risk factors included in our Annual Report as of December 31, 2011 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012 have not changed materially other than the first two risk factors described below.
Economic uncertainty has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for the procedures for which our products are used, practitioner demand for these systems could drop, resulting in unfavorable operating results.
The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems is driven by consumer demand. Most procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate.
If the economic hardships our customers face continue or worsen, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our products are used.
If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.
The primary objective of most of our investment activities is to preserve principal. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. In an current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.
Risks Related to Our Business

We have limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering, building our manufacturing capabilities, and seeking regulatory clearances and approvals to market our first product, the CoolSculpting System. We have incurred significant net losses since our inception, including net losses of approximately $9.6 million in 2011, $13.5 million in 2010 and $17.6 million in 2009. Our net loss for the six months ended June 30, 2012 was $18.4 million. At June 30, 2012, we had an accumulated deficit of approximately $102.1 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.
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
We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting procedure fees will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks and abdomen in the United States and are approved or are otherwise free to market CoolSculpting in 53 international markets, the degree of market acceptance of CoolSculpting by physicians and patients is unproven. We believe that market acceptance of CoolSculpting will depend on many factors, including:

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
Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks and abdomen, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.
We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles” and for the abdomen area. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit physician and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting System are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.
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
We rely on a direct sales force to sell CoolSculpting in the United States, Canada and four key markets in Europe (England, Germany, France and Spain). To meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization in these countries significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

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
To market and sell CoolSculpting in markets outside of North America, we mainly depend on third-party distributors.
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

Sales in markets outside of North America accounted for approximately 26% of our revenue for 2011 and 25% of our revenue for the six months ended June 30, 2012. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that plans to introduce this product continued extending the sales cycle for CoolSculpting in the first half of 2012 and may continue to have an impact on our sales in the near future.
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

Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect procedure fees may be compromised. Procedure fees revenues represented 47% and 32% of total revenues for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, and an inability to collect them in the future would have a material adverse affect on our results of operations.
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
We have increased our headcount from 64 at January 1, 2010 to 182 at June 30, 2012, and plan to continue to hire a substantial number of additional employees as we increase our commercialization activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.
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
We are investing in the research and development of new products and procedures based on our proprietary controlled-cooling technology platform. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting System that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new application for 510(k) clearance or foreign regulatory approvals. For example, we will be required to submit new 510(k) applications to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks and abdomen.
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
The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. Our current FDA label only permits marketing CoolSculpting in the United States for use on the flanks and for the abdomen and restricts us from promoting it for use on other parts of the body. We are aware that CoolSculpting is used by our physician customers on other parts of the body. If we are found to have inappropriately marketed for such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of June 30, 2012, our patent portfolio comprises 6 issued U.S. patents, 49 issued foreign counterpart patents, 19 pending U.S. patent applications, 75 pending foreign counterpart patent applications, and 3 pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.
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
Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to August 1, 2012, our stock has had low and high sales prices in the range from $3.85 to $17.41 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
We are defendants in several securities class action lawsuits. These lawsuits are described in Note 9 to our consolidated financial statements.  Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such actions). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity and, consequently, negatively impact the trading price of our common stock.
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
Of the net proceeds that we received from this offering, as of June 30, 2012, we used approximately $76.7 million for general corporate purposes and we paid $7.0 million for our remaining milestone obligations to the Massachusetts General Hospital. There has been no material change in the planned use of proceeds from our IPO as described in our final Prospectus dated October 18, 2011, filed with the SEC pursuant to Rule 424(b) on October 19, 2011. We invested the funds received in registered money market funds and available-for-sale securities.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:	August 7, 2012	By:	/S/ Mark J. Foley
Mark J. Foley
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2012	By:	/S/ Joshua T. Brumm
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

10.7	Transition Agreement, dated April 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Gordie Nye.
10.8	Separation Agreement dated June 8, 2012 by and between ZELTIQ Aesthetics, Inc. and Gordie Nye.
10.9	Separation Agreement dated May 25, 2012 by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.
10.10	Separation Agreement dated May 3, 2012 by and between ZELTIQ Aesthetics, Inc. and Ian P. West.
10.11	Consulting Agreement dated April 18, 2012 by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
 ______________________

*
Pursuant to Rule 406T of Regulation S-T, the XBRL files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.