Form 10-Q
period 2012-09-30
Zeltiq Aesthetics Inc
filed 2012-11-08
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of November 1, 2012, there were 35,746,776 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,172	$83,908
Short-term investments	29,022	—
Accounts receivable, net	7,043	4,941
Inventory	7,679	4,476
Prepaid expenses and other current assets	3,374	2,385
Total current assets	69,290	95,710
Long-term investments	15,715	—
Restricted cash	386	255
Property and equipment, net	2,085	2,144
Intangible asset, net	7,357	7,882
Other assets	89	8
Total assets	$94,922	$105,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,937	$4,061
Accrued liabilities	12,223	6,878
Deferred revenue	1,119	375
Current portion of notes payable	—	310
Total current liabilities	17,279	11,624
Other non-current liabilities	184	72
Total liabilities	$17,463	$11,696
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at September 30, 2012 and December 31, 2011; 35,577,442 and 33,997,809 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	38	37
Additional paid-in capital	184,647	178,122
Notes receivable from a stockholder	—	(245)
Accumulated other comprehensive income	13	—
Accumulated deficit	(107,239)	(83,611)
Total stockholders’ equity	77,459	94,303
Total liabilities and stockholders’ equity	$94,922	$105,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$17,928	$17,720	$57,597	$49,346
Cost of revenues	5,953	7,283	19,096	19,632
Gross profit	11,975	10,437	38,501	29,714
Operating expenses:
Research and development	2,450	2,933	9,217	7,540
Sales and marketing	10,881	7,104	39,632	18,672
General and administrative	3,760	3,209	13,169	7,240
Total operating expenses	17,091	13,246	62,018	33,452
Loss from operations	(5,116)	(2,809)	(23,517)	(3,738)
Interest income (expense), net	11	(24)	100	(84)
Other income (expense), net	(44)	(17)	(108)	(412)
Loss before provision for income taxes	(5,149)	(2,850)	(23,525)	(4,234)
Provision for income taxes	33	—	103	—
Net loss	(5,182)	(2,850)	(23,628)	(4,234)
Cumulative dividends on convertible preferred stock	—	(1,564)	—	(4,691)
Net loss attributable to common stockholders	$(5,182)	$(4,414)	$(23,628)	$(8,925)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(3.17)	$(0.69)	$(6.72)
Weighted average shares of common stock outstanding used in computing net loss attributable to common stockholders—basic and diluted	35,068,076	1,391,049	34,444,680	1,327,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(5,182)	$(2,850)	$(23,628)	$(4,234)
Other comprehensive income
Changes in unrealized gains (losses) on available-for-sale securities	28	—	13	—
Other comprehensive income	28	—	13	—
Comprehensive loss	$(5,154)	$(2,850)	$(23,615)	$(4,234)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,628)	$(4,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,182	580
Stock-based compensation	3,922	1,309
Change in fair value of preferred stock warrant liability	—	384
Amortization of debt discount	—	36
Issuance of common stock for services	—	19
Amortization of premiums and accretion of discounts on investments	122	—
Provision for excess and obsolete inventory	(26)	86
Loss on disposal of property and equipment	192	227
Changes in operating assets and liabilities:
Accounts receivable, net	(2,102)	(5,018)
Inventory	(3,177)	(2,215)
Prepaid expenses and other assets	(1,070)	229
Deferred revenue	744	(145)
Accounts payable, accrued and other non-current liabilities	5,298	3,544
Net cash used in operating activities	(18,543)	(5,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(52,596)	—
Sale or maturity of investments	7,750	—
Purchase of property and equipment	(755)	(1,329)
Restricted cash	(131)	170
Net cash used in investing activities	(45,732)	(1,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(310)	(1,192)
Proceeds from repayment of note receivable by a stockholder	245	—
Deferred initial public offering costs	—	(1,162)
Proceeds from issuance of common stock	2,604	176
Net cash provided by (used in) financing activities	2,539	(2,178)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,736)	(8,535)
CASH AND CASH EQUIVALENTS—Beginning of period	83,908	12,667
CASH AND CASH EQUIVALENTS—End of period	$22,172	$4,132
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Overview
ZELTIQ Aesthetics, Inc. (“we” or the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. We generate revenues from sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, comprehensive loss for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future annual or interim period. Certain amounts in prior year's consolidated balance sheet have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported results of consolidated operations or consolidated stockholders' equity.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The primary estimates underlying our financial statements include the product warranty, inventory valuation, allowance for doubtful accounts receivable, assumptions regarding variables used in calculating the fair value of our equity awards, fair value of investments, useful lives of intangibles, income taxes and contingent liabilities. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2012 as compared to the significant accounting policies described in the Company’s Form 10-K for the year ended December 31, 2011, except for the investments policy noted below.
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
Revenue Recognition
The Company’s revenues are derived from the sales of the CoolSculpting System, consisting of a control unit and applicators, and from procedure packs, consisting of consumables and CoolCards. Embedded software exists in the CoolCard product to permit the Company’s physician customers to perform a fixed number of CoolSculpting procedures. This software is not marketed separately from the CoolSculpting System or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting System is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post-contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification. The Company earns revenue from the sale of its products to physicians and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenues are deferred in the event that one of the revenue recognition criteria is not met.
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
Advertising costs
The cost of advertising and media is expensed as incurred. For the three months ended September 30, 2012 and 2011, advertising costs totaled $2.5 million and $104,000, respectively. For the nine months ended September 30, 2012 and 2011, advertising costs totaled $9.6 million and $186,000, respectively.
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
In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, the Company can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance effective January 1, 2012 and has presented a new consolidated statement of comprehensive loss.

3. Investments
The Company's short-term and long-term investments as of September 30, 2012 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$14,522	$2	$—	$14,524
Corporate bonds	10,422	6	—	10,428
Commercial paper	2,998	—	—	2,998
Certificates of deposit	1,072	—	—	1,072
Total	$29,014	$8	$—	$29,022

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$11,323	$5	$—	$11,328
Corporate bonds	4,387	2	(2)	4,387
Total	$15,710	$7	$(2)	$15,715

For the three and nine months ended September 30, 2012, gains or losses realized on the sale of investments were insignificant.
The Company had no short-term and long-term investments as of December 31, 2011.
When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.  We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

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
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at September 30, 2012.
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
The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$16,155	$—	$—	$16,155
Short-term investments:
U.S. Agency securities	—	14,524	—	14,524
Corporate bonds	—	10,428	—	10,428
Commercial paper	—	2,998	—	2,998
Certificates of deposit	1,072	—	—	1,072
Long-term investments:
U.S. Agency securities	—	11,328	—	11,328
Corporate bonds	—	4,387	—	4,387
	$17,227	$43,665	$—	$60,892

	As of December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Money market funds	$81,022	$—	$—	$81,022

During the three and nine months ended September 30, 2012, we did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3.
The Company did not hold any Level 3 assets or liabilities at September 30, 2012 and at December 31, 2011. The changes in the fair value of the Company’s Level 3 financial liabilities during the year ended December 31, 2011 are summarized below (in thousands):

December 31, 2011
Fair value of convertible preferred stock warrant liability—beginning of period	$257
Change in fair value of the convertible preferred stock warrant liability	664
Reclassification of value of convertible preferred stock warrants to additional paid-in
capital upon initial public offering	(921)
Fair value of convertible preferred stock warrant liability—end of period	$—
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

	September 30, 2012	December 31, 2011
Raw materials	$3,337	$2,336
Finished goods	4,342	2,140
Total inventory	$7,679	$4,476
Property and equipment, net
Property and equipment, net comprise the following (in thousands):

	September 30, 2012	December 31, 2011
Lab equipment, tooling and molds	$1,743	$1,314
Computer equipment	597	476
Computer software	1,158	1,064
Furniture and fixtures	288	260
Leasehold improvements	528	329
Vehicles	35	35
Total property and equipment	4,349	3,478
Less: Accumulated depreciation and amortization	(2,384)	(1,802)
Construction in progress	120	468
Property and equipment, net	$2,085	$2,144
Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and employee related expenses	$3,831	$2,708
Accrued royalty	1,322	1,307
Accrued warranty	863	742
Accrued legal expenses	1,846	864
Sales and other taxes payable	970	652
Accrued marketing expenses	3,021	364
Other accrued liabilities	370	241
Total accrued liabilities	$12,223	$6,878
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
Intangible asset, net comprises the following (in thousands):

	September 30, 2012	December 31, 2011
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(693)	(168)
Intangible asset, net	$7,357	$7,882

The amortization expense of the intangible asset was $0.1 million and $0.5 million for the three and nine months ended September 30, 2012, respectively. The total estimated annual future amortization expense of this intangible asset as of September 30, 2012 is as follows (in thousands):

Fiscal Year
2012 (remaining 3 months)	$175
2013	701
2014	701
2015	701
2016	701
Thereafter	4,378
Total	$7,357

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
8. Related Party Transactions
Notes Receivable from a Stockholder
In December 2007, the Company issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $245,000. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and last bore interest at a rate of 4% per annum, and were collateralized by the related common stock and the executive’s assets. The executive separated from the Company on December 3, 2010. The promissory notes were due and payable in full (all accrued and unpaid interest) upon nine months following the Company’s initial public offering of its common stock. These notes receivable were related to a prior exercise of stock options and were recorded as a contra stockholders’ equity account.
In July 2012, the promissory notes were paid in full.
Brazilian Distribution Agreement
The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011 and amended on February 27, 2012 and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the three and nine months ended September 30, 2012 was $0.6 million and $1.9 million, respectively, and the accounts receivable balance as of September 30, 2012 was $0.3 million.
9. Commitments and Contingencies
Lease Commitments
The Company’s facility lease agreement was amended in August 2012 to extend the lease term through December 31, 2014 for the Company's facility in Pleasanton, California. The Company also leases a manufacturing facility and a warehouse in Dublin, California and an office space in Gatwick, United Kingdom as well as in Dubai, United Arab Emirates. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was $0.9 million and $0.6 million, respectively.
Future minimum lease payments under the noncancelable operating leases as of September 30, 2012 are as follows (in thousands):

Year Ending December 31:
2012 (remaining 3 months)	$249
2013	1,168
2014	1,198
Total future minimum lease payments	$2,615
Purchase Commitments
The Company had noncancelable purchase obligations to contract manufacturers and suppliers for $6.2 million and $5.4 million at September 30, 2012 and December 31, 2011, respectively.

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
The estimated product warranty accrual was as follows (in thousands):

Nine Months Ended
September 30,
2012
Balance at the beginning of the period	$742
Accruals for warranties issued	633
Adjustments to pre-existing warranties	168
Settlements of warranty claims	(680)
Balance at the end of the period	$863

Legal Matters
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known and considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.
On March 13, 2012, an alleged purchaser of the Company's publicly traded common stock, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that the Company made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the Company's initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the Company's underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  On August 24, 2012, the Company filed a demurrer to the consolidated complaint.  Since that time, Plaintiffs have agreed to dismiss the Company's outside directors and its underwriters from the litigation without prejudice. The Company believes the lawsuit to be without merit and intends to vigorously defend it.  The Company believes there is no sufficient evidence to indicate that a probable loss had been incurred as of September 30, 2012.
Severance
Effective April 3, 2012, the Company's Vice President of North American Sales resigned from the Company.  On April 18, 2012, the Company's President and CEO resigned from the positions he held with the Company. As a result of these resignations, the Company incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the nine months ended September 30, 2012.  As of September 30, 2012, approximately $0.4 million of the termination benefits had been paid.  The Company's liability related to these costs as of September 30, 2012 was $0.5 million.  No similar costs were incurred during three and nine months ended September 30, 2011.

Subsequent to these resignations, during the second quarter of 2012, the Company's management made a decision to terminate several employees. As a result of these terminations, the Company incurred approximately $0.8 million in costs associated with the termination benefits, which were recorded as part of operating expenses in the Company's consolidated statement of operations.  As of September 30, 2012, approximately $0.5 million of the termination benefits had been paid.  The Company's liability related to these costs as of September 30, 2012 was $0.3 million.  No similar costs were incurred during three and nine months ended September 30, 2011.
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
The Company re-measured the convertible preferred stock warrant liability to fair value using the Black-Scholes option-pricing model with the following assumptions:

October 24, 2011
Remaining contractual life (in years)	7.2
Risk-free interest rate	1.8%
Expected volatility	59.3%
Expected dividend rate	0%
11. Stock-Based Compensation Expense
Stock Option Activity
Activity under the Company’s stock option plans is set forth below:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2011	57,437	4,847,972	$3.00
Additional shares reserved	3,199,890	—	—
Options granted	(2,374,279)	2,374,279	6.03
Restricted stock awards granted	(4,083)	—	—
Restricted stock units granted	(1,263,917)	—	—
Options exercised	—	(1,419,184)	1.70
Options canceled	1,763,418	(1,763,418)	3.68
Restricted stock units canceled	261,687	—	—
Restricted stock awards canceled	2,342	—	—
Balance, September 30, 2012	1,642,495	4,039,649	$4.94
Stock-based Compensation Expense
The stock-based compensation expense related to all of our stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$33	$15	$92	$32
Research and development	205	179	658	335
Sales and marketing	289	171	797	352
General and administrative	897	211	2,375	590
Total stock-based compensation	$1,424	$576	$3,922	$1,309

The stock-based compensation expense for the three and nine months ended September 30, 2012 includes $0.1 million in charges related to market-performance based stock options and restricted stock units granted to the Company's chief executive officer.
The stock-based compensation expense for the nine months ended September 30, 2012 includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives.
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
During the three months ended September 30, 2012 and 2011, the Company granted 1,528,704 and 692,014 stock options, respectively, to employees with a weighted average grant date fair value of $2.79 and $5.71 per share, respectively. During the nine months ended September 30, 2012 and 2011, the Company granted 2,245,927 and 1,272,474 stock options, respectively, to employees with a weighted average grant date fair value of $3.24 and $5.64 per share, respectively. As of September 30, 2012, there were unrecognized compensation costs of $8.1 million related to the stock options granted to employees. The Company expects to recognize those costs over a weighted average period of 3.32 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
During the three months ended September 30, 2012, the Company granted 715,548 restricted stock units to employees. During the nine months ended September 30, 2012, the Company granted 1,135,566 restricted stock units to employees. As of September 30, 2012, the unrecognized compensation cost related to restricted stock units was $3.8 million, which will be recognized using the straight-line attribution method over 3.78 years. There were no restricted stock units approved or issued during the three and nine months ended September 30, 2011.
The Company issued 51,749 shares under its ESPP for the nine months ended September 30, 2012. As of September 30, 2012,

the unrecognized compensation cost related to ESPP shares was $48,000, which will be recognized using the straight-line attribution method over 0.17 years.
Stock-Based Compensation for Non-employees
Stock-based compensation expense related to stock-based awards granted to non-employees is recognized as the stock-based awards are earned. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. During the nine months ended September 30, 2012, the Company granted 128,352 stock options and 128,351 restricted stock units to a non-employee. These stock options and restricted stock units are vesting over 0.5 years. There were no restricted stock units approved or issued during the three months ended September 30, 2012. The Company recorded a total of $0.4 million and $0.8 million in stock-based compensation expense related to these non-employee grants during the three and nine months ended September 30, 2012. Stock-based compensation expense for non-employees was insignificant during the three and nine months ended September 30, 2011.
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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Historical net loss per share:
Numerator
Net loss attributable to common stockholders (in thousands)	$(5,182)	$(4,414)	$(23,628)	$(8,925)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	35,068,076	1,391,049	34,444,680	1,327,143
Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(3.17)	$(0.69)	$(6.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Convertible preferred stock (on an as-if converted basis)	—	24,415,965	—	24,415,965
Convertible preferred stock warrants	—	65,319	—	65,319
Options to purchase common stock	4,039,649	5,205,481	4,039,649	5,205,481
Restricted stock units	47,658	—	90,634	—
Common stock issuable pursuant to the ESPP	10,709	—	6,334	—
Total	4,098,016	29,686,765	4,136,617	29,686,765
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
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America	$13,691	$12,498	$43,342	$35,940
Rest of world	4,237	5,222	14,255	13,406
Total	$17,928	$17,720	$57,597	$49,346
North America includes the United States and Canada. Revenues for the United States were $13.0 million and $11.9 million for the three months ended September 30, 2012 and 2011, respectively. Revenues for the United States were $41.4 million and $33.6 million for the nine months ended September 30, 2012 and 2011, respectively.
The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Systems	$8,507	$13,220	$29,528	$35,265
Procedure fees	9,421	4,500	28,069	14,081
Total	$17,928	$17,720	$57,597	$49,346
Substantially all of the Company’s long-lived assets are located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.
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
Overview
We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled-cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. We generate revenues from sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We intend to seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen. We have received regulatory approval or are otherwise free to market CoolSculpting in 55 international markets where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.
As of September 30, 2012, our worldwide sales force consisted of 74 professionals. In the United States, Canada and four key markets in Europe (England, Germany, France and Spain), we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America and the four key markets in Europe, we sell CoolSculpting through a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenues from markets outside of North America accounted for 25% and 27% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively.
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
Revenues
We generate revenues from sales of our CoolSculpting System and from procedure fees our physician customers pay for each CoolSculpting procedure they perform. We generated revenues of $57.6 million and $49.3 million for the nine months ended September 30, 2012 and 2011, respectively.
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

During the nine months ended September 30, 2012, our system sales were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars. Despite this, we grew our worldwide installed base by 68% from 812 units as of September 30, 2011 to 1,363 units as of September 30, 2012.
Procedure fees revenues. We generate revenues from procedure fees through sales of CoolSculpting procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Procedure fees accounted for approximately 49% and 29% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we shipped approximately 225,000 CoolSculpting procedures to our physician customers.
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
There have been no material changes to our significant accounting policies during the nine months ended September 30, 2012, as compared to the significant accounting policies described in our Form 10-K for the year ended December 31, 2011, except as described below.
During the nine months ended September 30, 2012, we purchased available-for-sale securities and have accounted for such investments in accordance with the following investments policy:
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
Results of Operations
Revenues (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Systems	$8,507	$13,220	$(4,713)	(36)%	$29,528	$35,265	$(5,737)	(16)%
Procedure fees	9,421	4,500	4,921	109%	28,069	14,081	13,988	99%
Total revenues	$17,928	$17,720	$208	1%	$57,597	$49,346	$8,251	17%
Total revenues increased by $0.2 million, or 1%, to $17.9 million in the three months ended September 30, 2012 compared to $17.7 million during the same period in 2011. Total revenues increased by $8.3 million, or 17%, to $57.6 million in the nine months ended September 30, 2012 compared to $49.3 million during the same period in 2011.
Systems revenues. Systems revenues decreased by $4.7 million to $8.5 million in the three months ended September 30, 2012 compared to $13.2 million during the same period in 2011. Systems revenues represented 47% and 75% of total revenues for the three months ended September 30, 2012 and 2011, respectively. During the third quarter of 2012, as anticipated, our systems revenues were impacted by seasonal trends due to vacations taken by our physician customers and their patients during the summer months. New product launches and trial offers by our competitors, that created competition for physician capital equipment dollars, continued to negatively impact system sales volume.
Systems revenues decreased by $5.7 million to $29.5 million in the nine months ended September 30, 2012 compared to $35.3 million during the same period in 2011. Systems revenues represented 51% and 71% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. The systems revenues in the first nine months of 2012 were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars as well as by changes in our sales force in the North American Franchise. Our rest of the world systems sales were impacted by the transition to a direct sales model.
Procedure fees revenues. Procedure fees revenues increased by $4.9 million to $9.4 million in the three months ended September 30, 2012 compared to $4.5 million during the same period in 2011. Procedure fees revenues represented 53% and 25% of total revenues for the three months ended September 30, 2012 and 2011, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.
Procedure fees revenues increased by $14.0 million to $28.1 million in the nine months ended September 30, 2012 compared to $14.1 million during the same period in 2011. Procedure fees revenues represented 49% and 29% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. The increase in procedure fees revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of revenues	$5,953	$7,283	$(1,330)	(18)%	$19,096	$19,632	$(536)	(3)%
% of total revenues	33%	41%			33%	40%
Gross profit	$11,975	$10,437	$1,538	15%	$38,501	$29,714	$8,787	30%
Gross profit %	67%	59%			67%	60%
Cost of revenues decreased by $1.3 million, or 18%, to $6.0 million in the three months ended September 30, 2012 compared to $7.3 million during the same period in 2011. Cost of revenues decreased by $0.5 million, or 3%, to $19.1 million in the nine months ended September 30, 2012 compared to $19.6 million during the same period in 2011. The quarter-over-quarter and year-over-year decrease in cost of revenues was primarily due to lower direct material costs driven by our continued focus on product cost reductions and negotiations with suppliers.
Gross profit was $12.0 million, or 67% of revenues, in the third quarter of 2012, compared to gross profit of $10.4 million, or

59% of revenues, in the third quarter of 2011. Gross profit was $38.5 million, or 67% of revenues, for the nine months ended September 30, 2012, compared to gross profit of $29.7 million, or 60% of revenues, for the same period in 2011. The increase in gross profit as a percentage of revenues was driven by an increase in procedure fees revenues as a percentage of total revenues and a decrease in the per unit manufacturing cost of systems mainly due to lower direct material costs.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Operating expenses
Research and development	$2,450	$2,933	$(483)	(16)%	$9,217	$7,540	$1,677	22%
% of total revenues	14%	17%			16%	15%
Sales and marketing	$10,881	$7,104	$3,777	53%	$39,632	$18,672	$20,960	112%
% of total revenues	61%	40%			69%	38%
General and administrative	$3,760	$3,209	$551	17%	$13,169	$7,240	$5,929	82%
% of total revenues	21%	18%			23%	15%
Total operating expenses	$17,091	$13,246	$3,845	29%	$62,018	$33,452	$28,566	85%

Research and development. Research and development expenses decreased by $0.5 million, or 16%, to $2.5 million in the three months ended September 30, 2012 compared to $2.9 million in the same period in 2011. The decrease in research and development expenses was primarily due to a decrease of $0.2 million in tooling costs for our control units, $0.1 million in consulting costs and $0.1 million in payroll related costs.
Research and development expenses increased by $1.7 million, or 22%, to $9.2 million in the nine months ended September 30, 2012 compared to $7.5 million in the same period in 2011. The increase in research and development expenses was primarily due to an increase of $0.8 million in payroll related costs and a higher stock-based compensation expense by approximately $0.3 million. The increase in payroll related costs was attributed to a higher headcount and severance costs incurred during the nine months ended September 30, 2012.
Sales and marketing. Sales and marketing expenses increased by $3.8 million, or 53%, to $10.9 million in the three months ended September 30, 2012 compared to $7.1 million for the same period in 2011. The increase in sales and marketing expenses was mostly due to a $2.4 million increase in advertising expenses incurred in conjunction with our sales and marketing initiatives, undertaken to improve brand awareness and increase procedure fee revenues, a $1.0 million increase in payroll related costs and a $0.6 million increase in sales commission expenses. The increase in these payroll related expenses is directly related to the growth of our sales and marketing organization. The overall increase was partially offset by lower marketing collateral development costs of $0.5 million. Higher marketing collateral costs in the third quarter of 2011 were driven by special marketing programs and launch of new patient brochures.
Sales and marketing expenses increased by $21.0 million, or 112%, to $39.6 million in the nine months ended September 30, 2012 compared to $18.7 million for the same period in 2011. The increase in sales and marketing expenses was mostly due to a $9.4 million increase in advertising expenses incurred in conjunction with our direct marketing campaign and other sales and marketing initiatives, a $4.9 million increase in payroll related costs, which include approximately $0.7 million in severance costs recognized during the nine months ended September 30, 2012, a $1.6 million increase in sales commission expenses driven by higher sales levels and a $1.5 million increase in marketing costs mostly related to public relations, web site maintenance, marketing materials production and distribution. The remaining increase is attributed to higher stock-based compensation expenses, higher travel expenses and higher public relations expenses during the nine months ended September 30, 2012. The increase in these expenses is directly related to the growth of our sales and marketing organization.
General and administrative. General and administrative expenses increased by $0.6 million, or 17%, to $3.8 million for the three months ended September 30, 2012 compared to $3.2 million for the same period in 2011. The increase in general and administrative expenses was primarily due to $0.9 million increase in legal expenses mostly related to our ongoing litigation and IP enforcement activities and higher stock-based compensation expenses by $0.7 million. The increase was partially offset by lower accounting fees by approximately $0.9 million incurred during the three months ended September 30, 2012 compared to the prior period. Higher accounting fees during the three months ended September 30, 2011 were incurred in the preparation for our initial public offering.
General and administrative expenses increased by $5.9 million, or 82%, to $13.2 million for the nine months ended September 30, 2012 compared to $7.2 million for the same period in 2011. The increase in general and administrative expenses was primarily due to a $2.2 million increase in payroll related costs, a $2.8 million increase in legal expenses primarily related to our ongoing litigation and IP enforcement activities and higher stock-based compensation expenses by $1.8 million. Consulting, recruiting and travel expenses also increased during the current period. The increase was partially offset by lower accounting fees of $1.4 million incurred during the nine months ended September 30, 2012 compared to the prior period. Higher accounting fees during the nine months ended September 30, 2011 were incurred in the preparation for our initial public offering. The increase in payroll related costs was attributed to a higher headcount and severance costs recognized during the nine months ended September 30, 2012. The stock-based compensation expense for the nine months ended September 30, 2012 included $0.7 million in modification charges incurred in connection with the severance packages to our former executives.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income (expense), net	$11	$(24)	$35	(146)%	$100	$(84)	$184	(219)%
% of total revenues	—%	—%			—%	—%
Other income (expense), net	$(44)	$(17)	$(27)	159%	$(108)	$(412)	$304	(74)%
% of total revenues	—%	—%			—%	(1)%
Interest income (expense), net. Interest income (expense), net was an income of $11,000 for the three months ended September 30, 2012 compared to an expense of $24,000 for the same period in 2011. Interest income (expense), net was an income of $0.1 million for the nine months ended September 30, 2012 compared to an expense of $84,000 for the same period in 2011. During 2012, interest income was earned on our available-for-sale securities. During 2011, interest expense was incurred in relation to our note payable that was paid in full in the quarter ended March 31, 2012.
Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2012 was an expense of $44,000 compared to $17,000 of expense in 2011. Other income (expense), net, for the nine months ended September 30, 2012 was an expense of $0.1 million compared to $0.4 million of expense in 2011. Higher expense in prior year was related to the loss incurred on the change in the fair value of the convertible preferred stock warrant.
Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our IPO.

As of September 30, 2012, we had $66.9 million of cash and cash equivalents, short-term and long-term investments. The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of September 30, 2012 and December 31, 2011 as follows (in thousands):

	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$22,172	$83,908
Short-term investments	29,022	—
Long-term investments	15,715	—
Total	$66,909	$83,908

Working capital	$52,011	$84,086

Summary Statement of Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash used in operating activities	$(18,543)	$(5,198)
Net cash used in investing activities	(45,732)	(1,159)
Net cash provided by (used in) financing activities	2,539	(2,178)
Net decrease in cash and cash equivalents	$(61,736)	$(8,535)

Cash Flows for the Nine Months Ended September 30, 2012 and 2011
Operating activities. Net cash used in operating activities was $18.5 million during the nine months ended September 30, 2012 and consisted of a net loss of $23.6 million and a net change in operating assets and liabilities of $0.3 million, offset by non-cash items of $5.4 million. Non-cash items for the nine months ended September 30, 2012 consisted primarily of a stock-based compensation expense of $3.9 million, a depreciation and amortization expense of $1.2 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $3.2 million and an increase in accounts receivable of $2.1 million offset by an increase of $5.3 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers with credit terms during the first nine months of 2012 compared to the same period in prior year. The increase in inventory was mostly due to purchases of inventory components parts and finished goods to fulfill anticipated customer orders in the quarter and beyond. The increase in accounts payable and accrued liabilities resulted from higher accrued payroll related expenses driven by higher headcount and severance related expenses incurred during the first nine months of 2012 and accrued customer rebates that resulted from the sales and marketing program introduced during the third quarter of 2012, higher accrued advertising costs as well as higher legal costs.
Net cash used in operating activities was $5.2 million during the nine months ended September 30, 2011 and consisted of a net loss of $4.2 million and a net change in operating assets and liabilities of $3.6 million, offset by non-cash items of $2.6 million. Non-cash items for the nine months ended September 30, 2011 consisted primarily of a stock-based compensation expense of $1.3 million, a change in fair value of preferred stock warrant liability of $0.4 million, a depreciation and amortization expense of $0.6 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $5.0 million attributed to a larger number of customers with extended credit terms as well as timing delays with processing customer credit card purchases and transactions financed by third party financial institutions and an increase in inventory of $2.2 million that reduced our cash flow from operating activities, partially offset by an increase in accounts payable, accrued and other non-current liabilities of $3.5 million due to purchases and expenses incurred as a result of the growth in our business activities and preparation for the IPO and a decrease of $0.2 million in prepaid expenses and other assets that increased our cash flow from operating activities.
Investing activities. Net cash used in investing activities was $45.7 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we made net purchases of $44.8 million in short-term and long-term investments. Purchases of property and equipment amounted to $0.8 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. The restricted cash balance increased by

$0.1 million during the nine months ended September 30, 2012 due to a deposit requirement for an international bank account. The restricted cash balance decreased by $0.2 million during the nine months ended September 30, 2011, as the certificate of deposit to collateralize our credit for our corporate credit cards was no longer required.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2012 of $2.5 million consisted of $2.6 million proceeds received from the issuance of common stock upon the exercise of stock options and $0.2 million proceeds from the payment of the note receivable by a stockholder, offset by the repayment of notes payable of $0.3 million to Silicon Valley Bank. Net cash used in financing activities during the nine months ended September 30, 2011 of $2.2 million consisted of the payment of notes payable of $1.2 million and deferred initial public offering costs of $1.2 million offset by $0.2 million received for the issuance of common stock upon the exercise of stock options.
Contractual Obligations and Commitments
MGH Royalty Payments
In May 2005, we entered into an agreement with Massachusetts General Hospital to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting System. As defined in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.
Lease Commitments
Our facility lease agreement was amended in August 2012 to extend the lease term through December 31, 2014 for our facility in Pleasanton, California. We also lease a manufacturing facility and a warehouse in Dublin, California and an office space in Gatwick, United Kingdom as well as in Dubai, United Arab Emirates. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2012 and 2011 was $0.9 million and $0.6 million, respectively.
Future minimum lease payments under the noncancelable operating leases as of September 30, 2012 are as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining 3 months)	$249
2013	1,168
2014	1,198
Total future minimum lease payments	$2,615

 Purchase Commitments
We had noncancelable purchase obligations to contract manufacturers and suppliers for $6.2 million and $5.4 million at September 30, 2012 and December 31, 2011, respectively.
Warranty
We provide a limited warranty on our products, generally three years for control units and one year for applicators. We accrue for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.
The estimated product warranty accrual was as follows (in thousands):

Nine Months Ended
September 30,
2012
Balance at the beginning of the period	$742
Accruals for warranties issued	633
Adjustments to pre-existing warranties	168
Settlements of warranty claims	(680)
Balance at the end of the period	$863

Legal Matters
On March 13, 2012, an alleged purchaser of our publicly traded common stock, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in our Form S-1, and the amendments thereto, issued in connection with our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding our underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  On August 24, 2012, we filed a demurrer to the consolidated complaint.  Since that time, Plaintiffs have agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.  We believe there is no sufficient evidence to indicate that a probable loss had been incurred as of September 30, 2012.
Severance
Effective April 3, 2012, our Vice President of North American Sales resigned from our company.  On April 18, 2012, our President and CEO resigned from the positions he held with us. As a result of these resignations, we incurred $0.9 million in costs associated with the termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the nine months ended September 30, 2012.  As of September 30, 2012, approximately $0.4 million of the termination benefits had been paid.  The liability related to these costs as of September 30, 2012 was $0.5 million.  No similar costs were incurred during three and nine months ended September 30, 2011.

Subsequent to these resignations, during the second quarter of 2012, we made a decision to terminate several employees. As a result of these terminations, we incurred approximately $0.8 million in termination benefits, which were recorded as part of operating expenses in our consolidated statement of operations. As of September 30, 2012 approximately $0.5 million of the termination benefits had been paid.  The liability related to these costs as of September 30, 2012 was $0.3 million.  No similar costs were incurred during three and nine months ended September 30, 2011.

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
In June 2011, the FASB amended its guidance related to comprehensive income to increase the prominence of items reported in other comprehensive income. Accordingly, we can present all non-owner changes in stockholders’ equity (deficit) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012 and have presented a new consolidated statement of comprehensive loss.
Off-balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Fluctuations
We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair market value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2012, we had approximately $44.7 million invested in available-for-sale short-term and long-term investments. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
We do not have interest bearing liabilities as of September 30, 2012 and therefore, we are not subject to risks from immediate interest rate decreases.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On March 13, 2012, an alleged purchaser of our publicly traded common stock, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the our underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  On August 24, 2012, we filed a demurrer to the consolidated complaint.  Since that time, Plaintiffs have agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.  We believe there is no sufficient evidence to indicate that a loss had been incurred as of September 30, 2012.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
The risk factors included in our Annual Report as of December 31, 2011 on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012 have not changed materially other than those marked with an asterisk(*) below.
*Economic uncertainty has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for the procedures for which our products are used, practitioner demand for these systems could drop, resulting in unfavorable operating results.
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
*If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.
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

We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering, building our manufacturing capabilities, and seeking regulatory clearances and approvals to market our first product, the CoolSculpting System. We have incurred significant net losses since our inception, including net losses of approximately $9.6 million in 2011, $13.5 million in 2010 and $17.6 million in 2009. Our net loss for the nine months ended September 30, 2012 was $23.6 million. At September 30, 2012, we had an accumulated deficit of approximately $107.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.
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
We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting procedure fees will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks and abdomen in the United States and are approved or are otherwise free to market CoolSculpting in 55 international markets, the degree of market acceptance of CoolSculpting by physicians and patients is unproven. We believe that market acceptance of CoolSculpting will depend on many factors, including:

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
Sales in markets outside of North America accounted for approximately 25% and 27% of our revenue for the nine months ended September 30, 2012 and 2011, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that plans to introduce this product continued extending the sales cycle for CoolSculpting during the first nine months of 2012 and may continue to have an impact on our sales in the near future.
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
Product liability suits could be brought against us due to defective design, labeling, material, or workmanship, or misuse of our CoolSculpting System, or unanticipated adverse events, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.
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
Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect procedure fees may be compromised. Procedure fees revenues represented 49% and 32% of total revenues for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, and an inability to collect them in the future would have a material adverse affect on our results of operations.
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
We have increased our headcount from 64 at January 1, 2010 to 197 at September 30, 2012, and plan to continue to hire a substantial number of additional employees as we increase our commercialization activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.
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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of September 30, 2012, our patent portfolio comprises 8 issued U.S. patents, 64 issued foreign counterpart patents, 21 pending U.S. patent applications, 87 pending foreign counterpart patent applications, and 2 pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.
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
Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to November 1, 2012, our stock has had low and high sales prices in the range from $3.85 to $17.41 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of the securities exchange on which we trade and other applicable federal and state securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly and increased demand on our business systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.
As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the year ending December 31, 2012. We are in the process of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing, and any required remediation needed to comply with Section 404 in a timely fashion. In addition, our independent registered public accounting firm will be required to audit our internal control over financial reporting and express an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, in our Annual Report on Form 10-K for the year ending December 31, 2012. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Even after we develop these new procedures additional weaknesses in our internal control over financial reporting may be discovered. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.
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
As a public company, we require greater financial resources than we had as a private company. We cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

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
A significant portion of the shares of our common stock outstanding had previously been restricted as a result of lock-up agreements with our underwriters in connection with our IPO. The release from the underwriters' lockup from our IPO occurred in early May 2012, and, as a result, approximately 25.8 million shares previously restricted from being sold could be sold after that date. Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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
Of the net proceeds that we received from this offering, as of September 30, 2012, we have used approximately $83.7 million for general corporate purposes and we paid $7.0 million for our remaining milestone obligations to the Massachusetts General Hospital. There has been no material change in the planned use of proceeds from our IPO as described in our final Prospectus dated October 18, 2011, filed with the SEC pursuant to Rule 424(b) on October 19, 2011.
Item 5. Other Information
On August 7, 2012, ZELTIQ and Hacienda Portfolio Venture LLC entered into a third amendment to the lease of ZELTIQ's facilities in Pleasanton, California, extending the term of the lease for one year so that the lease will expire December 31, 2014.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:	November 8, 2012	By:	/S/ Mark J. Foley
Mark J. Foley
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
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

10.12	Employment Offer Letter Agreement dated August 23, 2012 by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.
10.13	Employment Offer Letter dated September 18, 2012 by and between ZELTIQ Aesthetics, Inc. and Len DeBenedictis.
10.14	Employment Offer Letter dated October 1, 2012 by and between ZELTIQ Aesthetics, Inc. and Keith Sullivan.
10.15	Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
 ______________________

*
Pursuant to Rule 406T of Regulation S-T, the XBRL files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.