Form 10-K
period 2012-12-31
Zeltiq Aesthetics Inc
filed 2013-03-13
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock
Name of each exchange on which registered: The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 29, 2012 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Select Market on that date: $77,215,130. Shares of the registrant's common stock held by each executive officer, director and person who owns 15% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2013, there were 35,896,740 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with Commission pursuant to Regulation 14A in connection with the registrant's 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, are incorporated by reference into Part III of this Form 10-K.

ZELTIQ Aesthetics, Inc.

FORM 10-K
For the Year Ended December 31, 2012

This Annual Report on Form 10-K for the year ended December 31, 2012, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “continue,” “should,” “project,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, less than anticipated growth in the number of physicians electing to purchase CoolSculpting Systems, insufficient patient demand for CoolSculpting procedures, our failure to correctly estimate and control our future expenditures, the success of our sales and marketing, and our ability to protect and enforce our intellectual property relating to our technology, as well as those other risks and uncertainties described herein under “Risk Factors”. You are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
ZELTIQ Aesthetics, Inc. is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which is intended to cause fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissue. We developed CoolSculpting to safely, noticeably, and measurably reduce the fat layer within a treated fat bulge without requiring the patient to diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients, while unable to identify aesthetic benefits in the remaining 12%. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We received further FDA clearance in May 2012 for the selective reduction of fat around the abdomen area. We sell our CoolSculpting System to select dermatologists, plastic surgeons, and aesthetic specialists and generate revenue from sales of our CoolSculpting System and from sales of consumables when our physician customers pay us for each CoolSculpting procedure they perform.
The global market for aesthetic procedures is significant. In the United States alone, the American Society of Aesthetic Plastic Surgery, or the ASAPS, estimates that consumers spent nearly $10 billion on aesthetic procedures in 2011. Fat reduction and body contouring are popular aesthetic procedures. Invasive procedures (such as liposuction and tummy, arm, and thigh tucks) and minimally-invasive procedures (such as laser assisted liposuction) effectively reduce fat but involve surgical procedures that require significant physician skill and resources, may involve pain, downtime, and expense for the patient, and carry the risks associated with any surgical procedure. Existing non-invasive procedures, which currently include those based on radio frequency, laser, or high intensity focused ultrasound, avoid the patient downtime and high costs of invasive and minimally-invasive procedures, but often are painful, produce limited or inconsistent results, may require multiple treatments, and ongoing maintenance treatments. In addition, existing non-invasive procedures are not capable of selectively targeting fat cells, which can lead to damage to the surrounding tissues. Further, the treatment methods used by many existing invasive, minimally-invasive, and non-invasive procedures acutely injure fat cells in the treated area, which leads to fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body's wound-healing response and can result in scar tissue formation in the treated area. This scar tissue can lead to stiffening of the treated area and limits the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.
We developed CoolSculpting to provide patients with a safe, effective, non-invasive, and convenient procedure to reduce stubborn fat bulges that are not satisfactorily served by existing fat reduction and body contouring procedures. CoolSculpting is clinically proven to reduce fat bulges in a 60-minute procedure, allowing most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures. Further, these results are achieved without the pain, multiple procedures, and maintenance programs required with other non-invasive procedures. Because the fat layer in the treated area is reduced by eliminating fat cells that will not be replaced by the body, we believe the aesthetic benefits patients achieve through CoolSculpting will be durable. In addition, patients can elect to repeat the CoolSculpting procedure multiple times on the same treatment area if they desire further fat reduction. We offer training to our physician customers to better enable them to identify those patients whose aesthetic appearance will be noticeably improved by the reduction of their fat bulges through CoolSculpting. Due to these advantages, we believe CoolSculpting is appealing to both existing consumers who have previously had one or more aesthetic procedures, and to new consumers who have not previously elected to undergo an aesthetic procedure.
Physicians can market CoolSculpting as a premium, highly-differentiated, non-invasive fat reduction procedure. Based on our commercial data and physician customer experiences, we have seen attractive economic benefits for our physician customers. In addition, the CoolSculpting procedure does not require significant training or skill, and is largely automated. Once the procedure is initiated, the CoolSculpting System is self-monitoring, allowing the physician to see and treat other patients or perform concurrent procedures (such as injections or other dermal treatments) on the same patient during the balance of the CoolSculpting procedure. Further, we believe CoolSculpting's appeal will allow physicians to target the aesthetic first-time user market and expand their aesthetic practices.
We selectively market CoolSculpting to dermatologists, plastic surgeons, and aesthetic specialists. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices, but are not board-certified dermatologists or plastic surgeons. According to a market research study we commissioned through Easton Associates, there are currently over 70,000 physicians who perform aesthetic procedures at approximately 30,000 practice sites worldwide, including over 16,000 physicians and approximately 8,000 practice sites within the United States and Canada. We intend to place our CoolSculpting System with 4,000 to 5,000 physician practice sites on a global basis. Some of our target practices have purchased or may elect to purchase more than one CoolSculpting System. We utilize our direct sales organization to market and sell CoolSculpting in the United States and Canada, our North American markets. In our markets located outside of North America, we market and sell CoolSculpting through both a direct sales force and a network of distributors. Our sales force and distributors target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. Our 55 markets outside of North America are located in Asia-Pacific (including Korea and Singapore), Europe, the Middle East, and Africa (including Russia, the United Kingdom and Germany), and South America (including Brazil). Revenues from markets outside of North America accounted for 26%, 26%, and 34% of our total revenues for the years ended December 31, 2012, 2011, and 2010, respectively. We are driving growth in CoolSculpting procedures through our physician marketing programs, which provide physicians with sales training, practice marketing, and support services. After we establish a significant installed base of CoolSculpting Systems in specific markets, we plan to partner with the physician practices on marketing, advertising, and promotional activities in their local markets to drive demand for CoolSculpting.
We generate revenues from sales of our CoolSculpting System and from sales of consumables when our physician customers pay for each CoolSculpting procedure they perform. As of December 31, 2012, we had an installed base of 1,483 CoolSculpting Systems. As of December 31, 2012, 545,700 CoolSculpting procedures had been shipped to our physician customers and distributors. We generated revenues of $76.2 million, $68.1 million, and $25.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Consumable revenues accounted for 49% of our revenues for the year ended December 31, 2012, 32% of our revenues for the year ended December 31, 2011, and 17% of our revenues for the year ended December 31, 2010. We had net losses of approximately $30.1 million, $9.6 million, and $13.5 million, respectively, for the same periods.
On October 24, 2011, we completed our initial public offering, or IPO, of 8,050,000 shares of our common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by us and 307,000 shares were sold by existing stockholders. We received net proceeds of approximately $90.7 million, after deducting underwriting discounts, commissions, and offering related transaction costs.
Our business is dependent upon the success of CoolSculpting, and we cannot assure you that we will be successful in significantly expanding physician and patient demand for CoolSculpting. In addition, we will continue to incur significant expenses for the foreseeable future as we expand our commercialization and other business activities. Although, based upon our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for the foreseeable future, we cannot assure you that we will be able to achieve or maintain profitability.
Market Overview
The global market for aesthetic procedures is significant. The ASAPS estimates that U.S. consumers spent nearly $10 billion on over nine million aesthetic procedures in 2011. According to the ASAPS, total aesthetic procedures in the United States have grown by over 197% between 1997 and 2011, with non-surgical aesthetic procedures growing by 356% during this same period. The International Society of Aesthetic Plastic Surgery, or the ISAPS, conducted a survey of plastic surgeons in the top 25 countries for aesthetic procedures, including the United States, and reported that this group performed 14.7 million procedures, including 6.4 million surgical procedures and 8.3 million non-surgical procedures, in 2011. Of these total procedures, approximately 30% were performed in Asia, 29% were performed in North America, 24% were performed in Europe, and 15% were performed in South America. The aesthetic procedures reported by the ASAPS and ISAPS represent many different types of treatment options and technologies for a variety of conditions. According to the ASAPS, the top five surgical procedures in 2011 were liposuction, breast augmentation, abdominoplasty, eyelid surgery and breast lift, and the top five non-surgical procedures in 2011 were Botox® injections, hyaluronic acid injections, laser hair removal, microdermabrasion and laser skin resurfacing. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS and ISAPS does not represent the market potential for CoolSculpting or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance.

We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•
Continuing focus on body image and appearance. Both women and men continue to be concerned with their body image and appearance, fueled in part by popular culture's perpetuation of the ideal thin body type for women and the ideal lean and defined body type for men. The size of the total aesthetic market suggests that the current media idea of thinness is achieved by a very small portion of the American population. In addition, the size and wealth of the aging “baby boomer” demographic segment and its desire to retain a youthful appearance for professional and personal reasons have driven the growth in aesthetic procedures.

•
Broader availability of safe non-invasive procedures. Technological developments have resulted in the introduction of a broader range of safe, non-invasive aesthetic procedures. According to the ASAPS, non-invasive treatments are growing faster than invasive surgical procedures.

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

•
Pain and downtime. Invasive procedures may involve pain and may require weeks of post-surgical recovery. As a result, patients may need to spend significant time away from work and take prescribed pain medications for extended periods of time post-surgery. In addition, body lifts may severely limit muscle movement in the treated area during recovery, which can limit a patient's mobility for a significant period of time. Minimally-invasive procedures require a surgical incision, and may cause patient pain. Patients generally require at least two days of recovery time after a minimally-invasive procedure, which may require the patient to miss work and necessitate prescribed pain medications post-surgery.

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

•
Limited repeatability. The process of removing or destroying fat cells with invasive or minimally-invasive procedures triggers the body's wound healing response, which leads to the formation of scar tissue in the treated area. If a patient desires further fat reduction or is not satisfied with the aesthetic results from a procedure, the scar tissue in the treated area may prevent the patient from undergoing follow-up procedures to enhance or correct the original treatment results.

•
Physician skill and technique dependent. The aesthetic results achieved through invasive and minimally-invasive procedures are dependent upon a physician's skill and training, which can vary from physician to physician. In addition, these procedures require a significant amount of direct physician time to perform.

•
High cost. Invasive and minimally-invasive procedures are significantly more expensive for patients than non-invasive aesthetic procedures. In addition, there is an opportunity cost for physicians as these procedures require direct physician involvement and supervision.

 Non-Invasive Procedures
Patients who do not require significant fat reduction to achieve aesthetic results may explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. Existing non-invasive procedures used for body contouring or fat reduction, other than CoolSculpting, currently include those based on various forms of energy, including radiofrequency, laser, or ultrasound. Although these procedures are generally safer and less expensive than invasive and minimally-invasive procedures, these procedures have the following limitations when compared to CoolScuplting:

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

•	Maintenance requirements. Some existing non-invasive procedures have only a temporary treatment effect, and thus require periodic maintenance treatments to sustain the desired aesthetic results.

•	Technique dependent. Existing non-invasive procedures often require highly trained personnel to conduct the treatment. Poor technique may lead to reduced efficacy and inconsistent aesthetic results.

•
Pain. Energy based products that utilize heat to destroy fat cells are associated with significant procedural pain and discomfort. Patients may require pain medications to tolerate the procedure. Pain management considerations may complicate the procedure and impose additional risks associated with pain medications.

Our Solution
CoolSculpting is a non-invasive fat reduction procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measurable aesthetic results. CoolSculpting utilizes our proprietary controlled cooling technology to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting precisely cools the targeted fat bulge, and is designed to eliminate fat cells through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. As of December 31, 2012, we have shipped 545,700 CoolSculpting procedures to our physician customers and distributors.
We believe that CoolSculpting provides the following benefits to our physician customers and their patients:

•
Clinically proven, consistent, and durable results. Clinical studies involving more than 300 patients demonstrate that a single CoolSculpting procedure can noticeably and measurably reduce the fat layer within a treated fat bulge without requiring diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients. Patients typically notice results as soon as three weeks following the CoolSculpting procedure, with the most dramatic results occurring over a period of two to four months for most patients. Because the fat layer in the treated area is reduced by eliminating fat cells that will not be replaced by the body, we believe the aesthetic benefits patients achieve in the treated area will be durable.

•
Safety profile. CoolSculpting selectively targets fat cells. Our proprietary treatment algorithms are designed to sufficiently cool the fat cells in the treated area to obtain the desired aesthetic results while preserving the skin and surrounding tissues. We designed the CoolSculpting System to constantly monitor the controlled cooling process and to automatically terminate the procedure if it detects any errors and warm the treated area if the detected temperature falls below our cooling algorithms. As of December 31, 2012, we have shipped 545,700 treatment cycles. 696 clinical complaints have been reported to us, representing 0.13% of all treatment cycles. Medical Device Reports were filed when we believed reporting requirements were met.

•
Patient satisfaction. CoolSculpting allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures for fat reduction. In addition, unlike many other non-invasive procedures, patients are not required to undergo multiple treatment procedures or adopt special diet or exercise programs following the procedure to obtain aesthetic results. Patients have the flexibility to undergo a CoolSculpting procedure discreetly, scheduling an appointment for the procedure in the morning before work, during a lunch break, or in the evening. In our pivotal clinical study, 82% of the participating patients reported satisfaction with the CoolSculpting procedure. As a further indication of patient satisfaction, our physician customers reported that 45% of their patients returned for an additional CoolSculpting treatment, according to the market research study we commissioned through Easton Associates.

•
Repeatability enabled by natural biological process. CoolSculpting is designed to reduce the fat layer in the treated area through apoptosis, a natural biological process that leads to gradual elimination of the fat cells from the body. Unlike other treatment methods, we designed CoolSculpting to avoid triggering the body's wound-healing response, which can lead to the formation of scar tissue. As a result, patients can elect to have the CoolSculpting procedure repeated multiple times on the same treatment area if they desire further fat reduction. Because fat cells are gradually eliminated from the body following a CoolSculpting treatment over a three to 16 week period, we recommend that patients wait at least six weeks before repeating a CoolSculpting procedure on the same treatment area.

•
Reproducible results. The CoolSculpting procedure requires limited training and skill to obtain successful aesthetic results. We designed the CoolSculpting System to be easy to operate and largely automated which results in a more consistent application and reproducible results. Once the procedure is started, the clinician is not required to monitor or make any adjustments to the CoolSculpting System during the balance of the procedure.

•
Differentiated, high-value product for physician practices. Our selective distribution strategy is designed to enable our physician customers to market CoolSculpting as a premium, highly-differentiated, non-invasive fat reduction procedure. Based on our commercial data and physician customer experiences, we have seen attractive economic benefits for our physician customers. In addition, the clinician is not required to administer the procedure and can see and treat other patients or perform concurrent procedures, such as injections or other dermal treatments, on the same patient during the CoolSculpting procedure.

•
Ability to expand the aesthetic market. We believe there is strong consumer demand for a non-invasive procedure that can address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. In a survey of 1,076 adults in the United States that we conducted through Rabin Research Company, an independent full-service marketing research company, more than 40% of the participants indicated that they were likely to seek more information about the CoolSculpting procedure to enhance the shape of their body. We achieved this positive response despite the fact that 90% of the participants in our survey were aesthetic first-time users, who had never previously elected to undergo an aesthetic procedure and exactly 50% were men, a group that accounted for less than 10% of the total aesthetic procedures performed in the United States in 2011. According to the market research study we commissioned through Easton Associates, our physician customers participating in the study reported that 30% of their CoolSculpting patients were aesthetic first-time users. Based on these results, we believe physicians will be able to target the aesthetic first-time user market and expand their aesthetic practice due to CoolSculpting's appeal.

Our Strategy
Our goal is to become a leading medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. To achieve this goal, we intend to:

•
Selectively market and sell our CoolSculpting System. With CoolSculpting established as a premium, highly-differentiated treatment we plan to selectively market and sell our CoolSculpting System to dermatologists, plastic surgeons, and aesthetic specialists. A market research study we commissioned from Easton Associates estimates that there are currently over 70,000 physicians that perform aesthetic procedures at approximately 30,000 practice sites worldwide, and we expect to target 4,000 to 5,000 of these physician practice sites on a global basis. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting System. Our sales force and distributors target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. As of December 31, 2012, we had an installed base of 1,483 CoolSculpting Systems worldwide.

•
Increase utilization of CoolSculpting through our targeted physician marketing and support programs. We are driving demand for CoolSculpting procedures through our targeted marketing and physician support programs. Through our Practice Support Specialist Program we provide physicians with patient training and sales, practice marketing, and support services to help our physician customers make CoolSculpting a key component of their practices. We also intend to extend co-op advertising programs designed to encourage our physician customers to promote CoolSculpting to their aesthetic patients and those outside of their practices. We will also continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.

•
Increase consumer awareness and demand for CoolSculpting. During the first quarter of 2012, we launched a targeted direct-to-consumer marketing program in specific markets to generate awareness of CoolSculpting among experienced aesthetic users and aesthetic first-time users. This campaign did have some success, but required a high level of investment in order to scale. We are now moving toward a more scalable and less costly targeted and localized marketing effort at the physician practice level. We also intend to continue our active media presence and our social media programming, such as Facebook, Twitter, YouTube, and targeted blogs through pay-per-click advertising, testimonials, and video presentations.

•
Increase our international presence. There is strong global demand for aesthetic procedures outside of North America, especially in Asia, Latin America, and Europe. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market CoolSculpting in 55 international markets, where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen. We intend to seek regulatory approval to market CoolSculpting in additional international markets, including China. We also intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. As part of that strategy, we are and will continue to opportunistically deploy a direct sales force in select international markets.

•
Expand our FDA-cleared indications for CoolSculpting. We currently have FDA clearance to market CoolSculpting in the United States for the selective reduction of fat in the flanks, an area commonly known as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We may seek additional regulatory clearances from the FDA to expand our U.S. marketable indications for CoolSculpting to other areas on the body.

•
Leverage our technology platform. We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

 The CoolSculpting Experience
Patient Consultation
The first step of the CoolSculpting process is a patient consultation. We designed our CoolSculpting System to address the aesthetic concerns of individuals who are not considered obese but have stubborn fat bulges that may not respond to diet or exercise. We train our physician customers to properly identify those patients who would be good candidates for CoolSculpting and explain to their patients the aesthetic results they should expect from a CoolSculpting procedure. We also instruct our physician customers to advise their patients regarding the natural process of fat cell elimination triggered by a CoolSculpting procedure, so that they understand the expected time period before they will notice the full aesthetic results as well as the potential to repeat the procedure for additional aesthetic results. While some patients may notice results as soon as three weeks following a CoolSculpting procedure, the full aesthetic results are generally achieved over a period of two to four months following treatment. Because we believe the consultation process is an important step in ensuring patients are pleased with their CoolSculpting procedure, we encourage our physician customers to personally conduct the patient consultation. Our physician customers participating in the market research study we commissioned through Easton Associates reported that 95% of their patients were happy with the results of their CoolSculpting procedure, with the degree of satisfaction based in part on the physician's management of the patient's expectations.
The CoolSculpting Procedure
CoolSculpting is a non-invasive procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measurable aesthetic results. Once the desired treatment area has been identified, the clinician applies our consumable CoolGel to the skin surface of the treatment area to ensure consistent thermal contact and to protect the skin from freezing. The CoolSculpting vacuum applicator is then positioned on the treatment area over the CoolGel, and the fat bulge is drawn into the vacuum applicator and positioned between its two cooling panels. Once the vacuum applicator is affixed on the treatment area, no further clinician intervention is required for the duration of the procedure. The rate of the controlled cooling is modulated by thermoelectric cooling elements and controlled by sensors in the vacuum applicator that monitor the cooling of the fat bulge. Just prior to the end of the procedure, the CoolSculpting System signals the clinician that the treatment is ending. When the procedure is completed, the CoolSculpting System automatically terminates the cooling, and the clinician then removes the CoolSculpting vacuum applicator from the treatment area.
Patient Experience
Our surveys indicate that most patients find the CoolSculpting procedure easy to tolerate. Generally, anesthesia and pain medications are not required before, during, or after a CoolSculpting procedure. Patients feel a tugging sensation from the suction created when the CoolSculpting vacuum applicator is placed on the treatment area. At the onset of the procedure, patients also experience a chilling sensation in the treatment area that subsides after a few minutes, as the cooling produces an anesthetic effect. Patients can talk on their cell phones, read, listen to music, work on their laptop, relax, or sleep during the procedure.
After completion of a CoolSculpting procedure, patients may resume their normal activities, including work and exercise. CoolSculpting patients generally do not experience any significant adverse side effects.

Our CoolSculpting System
We generate revenues from sales of our CoolSculpting System and from sales of consumables when our physician customers pay for each CoolSculpting procedure they perform. Sales of our CoolSculpting System include the CoolSculpting control unit and our CoolSculpting vacuum applicators. We generate consumable revenues through sales of CoolSculpting Procedure Packs, which include our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures.
CoolSculpting Control Unit
The CoolSculpting control unit is the base of the CoolSculpting System and contains the simple user interface, power management and control functions, and chiller unit that is responsible for the controlled cooling. Our CoolSculpting control unit also contains software that locally tracks and collects data about each procedure performed and any error messages that may be generated during the procedure. We can collect and analyze this information to help physicians better understand their usage patterns and improve their marketing plans, utilization, and profitability.

Additionally, the CoolSculpting Control Unit features: (1) a color touch screen which provides operators with clear visual directions to initiate a CoolSculpting procedure, continuous status updates, and easy to follow notifications or corrective actions in the rare event of a procedure interruption; (2) vents which provide airflow and reduce heat build-up allowing our CoolSculpting System to be used in a standard physician treatment room without any special ventilation requirements or room modifications; (3) a drawer which provides storage space for our CoolSculpting CoolGels and CoolLiners and user documentation; and (4) the unit is mobile, allowing a physician to easily transfer the CoolSculpting unit between treatment rooms and reach different treatment areas on a patient.

CoolSculpting Vacuum Applicators
The CoolSculpting vacuum applicator: (1) delivers vacuum suction and cooling to the fat bulge being treated; (2) can be used to start and stop a CoolSculpting procedure and to turn the vacuum suction on and off; and, (3) has a thermoelectric cooling panel with temperature and pressure sensors which provide precise thermal control and monitoring of the fat bulge being treated and will automatically stop the procedure if a problem is detected.

With the introduction of our CoolFit vacuum applicator in February 2013, we now offer four CoolSculpting vacuum applicators for use with our CoolSculpting System. Each CoolSculpting vacuum applicator is designed to allow the physician to treat a different size and shape fat bulge.

1.	CoolFit - designed for use on long, narrow fat bulges.

2.	CoolCurve+ - designed to fit tightly curved contours.

3.	CoolCore - designed for use on small and medium fat bulges.

4.	CoolMax - designed for use on larger fat bulges.

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

Our Technology
Our Technology Platform
Our controlled cooling technology platform is based on the scientific principle that cooling can be delivered safely and non-invasively to achieve specific biological outcomes, selectively affecting certain cells, tissues, or structures in and below the skin. The ability to predict and control the impact of cold exposure by developing algorithms to control the rate and period of the cooling is well established in the field of cryobiology and cryogenic medicine. Moderate cold has been demonstrated to trigger cellular apoptosis (programmed cell death), whereas more extreme cold causes cellular necrosis. Additionally, certain cells and tissue types exhibit particular sensitivity or resistance to cold injury. This principle enables the selective elimination of certain cells or tissues via a desired biologic pathway using precise cooling temperatures. In addition, the function of certain biological systems can be affected by cold exposure. Cold is known to reduce nerve conduction, and can produce either a transient or a prolonged interruption in nerve function depending on the specific thermal parameters applied. We believe the ability to control tissue effects by modulating the cooling algorithm with our technology platform enables multiple potential therapeutic applications in addition to our CoolSculpting fat reduction application.
Our CoolSculpting Technology
Our CoolSculpting technology utilizes the sensitivity of fat cells to cold injury to selectively eliminate subcutaneous fat tissue without affecting the skin or other surrounding tissues. Termed cryolipolysis, this technology enables a non-invasive alternative for subcutaneous fat reduction through cellular apoptosis. Cellular apoptosis is a normally occurring biological process whereby cells are eliminated as part of normal cell turnover. When injurious external stimuli (such as cold) are applied to a target cell, the apoptotic process may be triggered. If triggered, the injured cell consequently enters an orderly, regulated process of gradual degradation into smaller bodies which are absorbed by the body's immune system over time. This pathway to cellular elimination is in contrast to cellular necrosis, or uncontrolled cell death, in which an acute injury to the cell leads to lysis of the cell. Cellular necrosis triggers an aggressive inflammatory response leading to fibrotic scar tissue formation, which is not observed with cellular apoptosis. The cold treatment algorithm implemented by the CoolSculpting technology is designed to trigger apoptosis, eliminating fat cells without generating a wound healing reaction.
The CoolSculpting technology has been clinically demonstrated to cause reductions in fat layer thickness without impacting the skin or other tissues or structures in the treatment area. Fat cells are particularly sensitive to cold injury due to their composition; they contain a large lipid droplet within the cell membrane which constitutes the majority of the cell's volume. When cooled, lipids crystallize (undergo phase transition to an ordered molecular state) at a temperature well above the freezing point of water. Exposure of fat cells to these moderately cold temperatures causes the lipid droplets to crystallize, causing a subtle molecular injury which triggers the apoptotic sequence. However, the cooling does not affect cell types without high lipid content, preserving the health of the epidermis, dermis, and the underlying tissue. The interactions between cold and different cell and tissue types have been investigated extensively in scientific studies and are well documented in the literature.

A simplified description of the CoolSculpting process is as follows:

1.	Cooling applicator is applied and the fat bulge being treated is suctioned into the applicator head.

2.	Subcutaneous fat in the treatment area is precisely cooled at a rate that does not cause scar tissue or damage to the skin, nerves, or surrounding tissues.

3.	Maintained cooling causes lipid crystallization in the fat cells and triggers apoptosis of the fat cells.

4.	Patient's natural immune response leads to gradual elimination of the fat cells, resulting in a reduction in the fat layer thickness and an improvement in the appearance of the treated fat bulge.

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
Following our licensing of the cryolipolysis technology from MGH, we initiated animal and human clinical testing to support the development of the CoolSculpting procedure. These scientific studies used objective endpoints, including histologic and ultrasound assessments and outcome evaluation by blinded, independent panel review, and provided evidence of the safety and efficacy of the CoolSculpting procedure. As of December 31, 2012, there were eight peer-reviewed scientific journal articles discussing the effects of our CoolSculpting technology and 14 abstracts had been presented at medical conferences, both by physicians affiliated with our company as clinical and scientific advisors, as well as by unaffiliated physicians.

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

Pre-abdominoplasty study. An initial exploratory human clinical study of cryolipolysis was performed at a single site in the United States on 180 patients. In this study, patients who were scheduled to undergo abdominoplasty were treated with our technology in the lower abdomen at different intervals up to 180 days prior to their scheduled surgery date. At the time of abdominoplasty, the treated tissue was excised and processed for histologic evaluation. There were no significant changes in the fat tissue at seven days post-treatment, relative to the untreated control. This supports that controlled cooling triggers an apoptotic mechanism of fat cell elimination, as this process occurs gradually and is not evident immediately after cold exposure. At 14 days post-treatment, infiltration of immune cells (macrophages) were observed in the fat layer, as indicated by intense nuclei staining. These cells are responsible for the removal of the apoptotic fat cells via phagocytosis. At 90 days post-treatment, the fibrous septae (connective tissue fibers) in the fat layer were condensed due to elimination of fat cells. There was no evidence of dermal, epidermal, nerve, or blood vessel inflammation, and there was no evidence of fibrosis (scar tissue formation).

Pivotal study. To support our 510(k) application, we completed a prospective, multi-center U.S. human clinical trial in 2007. A total of 60 patients were treated at 12 dermatology or plastic surgery centers in the United States. Follow-up periods for both safety and efficacy were at two and six months. An additional one-week assessment was performed via telephone interview to document potential side effects. The primary endpoint was assessed on the basis of blinded, independent panel review of photographs. Patients were treated with our technology for 30 to 60 minutes. Patients were treated on one flank only to aid in the assessment of the primary endpoint. Outcomes were assessed via photographs, ultrasound measurements, and patient satisfaction questionnaires.
Primary endpoint. The primary effectiveness endpoint was the correct identification of the series of pre-treatment images versus six-month post-treatment images by the three independent physician reviewers who specialize in dermatology or plastic surgery. High resolution digital photographs were made of the patients' abdomens at specific degrees of rotation. The physicians were blinded to the identification of which photograph corresponded to the baseline image. Each reviewer was then asked to determine which photograph corresponded to the baseline photograph series and record their selections onto individual data collection forms. Intra-rater consistency among reviewers was determined by the inclusion of repeat sets. The order in which the patients were presented to the reviewer was randomized; within each patient, the set presentation was also randomized (e.g., left or right side of the presentation slide). It was expected that the percentage of correct identification of the pre-treatment images would be at least 80% based on past identification rates.

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
Safety results. Treatment sites were evaluated immediately after treatment and at subsequent follow-up visits. Evidence of local inflammation was anticipated after a CoolSculpting treatment based on the body's reaction to a cold stimulus, and resolved spontaneously in all cases. Erythema, in most cases minor or moderate, was seen immediately post-treatment in virtually all patients. However, this condition had resolved itself within one week in the large majority of cases (93%). Purpura/bruising occurred in 27% of patients after the procedure was performed, and by the one week assessment had resolved in all but 5% of the patients. Minor or moderate edema was reported in only 13% of patients immediately after the procedure, and had universally resolved within a week. Numbness was common immediately after the CoolSculpting procedure, occurring in 87%. A week later only approximately half of the patients still experienced some degree of numbness (in no case marked), and by two months only 7% still had numbness; in all cases it was mild. At the six-month follow-up visit, no patient complained of numbness or tingling.
Blood was drawn from a subset of patients (n=10) for evaluation of serum lipids and liver tests. The mean values in all patient groups show no trends over time and there were no clinically meaningful differences between baseline and post-treatment values.
A total of four adverse events, or AEs, were reported in our pivotal study. Two involved pain during the initial cooling exposure; in both cases treatment was discontinued. These events resolved without intervention approximately one week after treatment. One patient reported bruising in the treated area one-day post treatment. Resolution was documented at an optional follow-up conducted four weeks post treatment. The fourth AE involved a report of pain and muscle spasm in the treatment area rated as a one (minor in severity) occurring once a month for three months. In a follow-up visit three weeks after the complaint, the patient stated the muscle spasm had resolved and the patient did not feel that the spasms were related to the treatment. None of the AEs reported during this study were considered serious.
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
Research and Development
Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting System and the CoolSculpting procedure. Our research and development efforts related to CoolSculpting currently include:

•	Additional treatment indications. We may seek additional regulatory clearances from the FDA to expand our marketed indications for CoolSculpting in the United States to other areas of the body.

•
Additional applicators. We are developing additional applicators for the CoolSculpting System to expand our range of available applicator sizes and configurations, which will provide physicians with additional flexibility in selecting the applicator that best fits the body contour to be treated.

•
Enhanced algorithms. CoolSculpting utilizes our proprietary treatment algorithms to ensure the fat cells in the treated area are sufficiently cooled to obtain the desired aesthetic results while preserving the overlying skin and surrounding tissues. We are continuing to examine the interaction between controlled cooling and tissue response to enhance our proprietary treatment algorithms.

•
Point of Sale information feature. Our CoolSculpting System currently records information locally at the unit level about each treatment procedure, including information regarding procedure and patient statistics. Our direct sales force and our distributors can collect this information for analysis. We are in the process of adding wireless communication and networking functionality to each CoolSculpting System so that information regarding each treatment procedure is electronically transferred to our corporate headquarters on a more real-time basis.

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

In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty on commercial sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we license from MGH. Any royalty we are required to pay will reduce our proceeds from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.
As of December 31, 2012, we had 45 employees focused on research and development. In addition to our internal team, we retain third-party-contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2012, 2011, and 2010 were $12.7 million, $10.5 million, and $8.2 million, respectively.
Sales and Marketing
Sales
In North America, we utilize our direct sales force to sell CoolSculpting to our target physicians. As of December 31, 2012, we had a 51-person North American direct sales force. To support the continued roll-out of CoolSculpting, we intend to continue to invest in our North American sales force.
In international markets, we sell CoolSculpting primarily through a network of distributors and, in four key markets in Europe (United Kingdom, Germany, France and Spain), through a direct sales force. As of December 31, 2012, we had an international sales team of 11 employees supporting 30 independent distributors in over 50 countries. The percentage of our revenues from customers located outside North America was approximately 26% in 2012, 26% in 2011, and 34% in 2010. We are increasing and intend to continue to increase penetration of our installed base in international markets in which CoolSculpting is currently sold and expand into attractive new international markets by identifying and training qualified distributors. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. In addition, we are opportunistically pursuing direct sales and expanding our marketing campaigns in select foreign markets.
We enter into distribution agreements with our distributors outside of North America. Our distribution agreements generally provide the distributor with a right to distribute our product for a term of three years and are renewable by written agreement and terminable upon a material breach by either party, insolvency of the distributor, or a change of control of the distributor. Following the expiration or termination of the agreement, the distributor has an obligation to continue servicing existing customers for a period ranging from two to three months, upon our written request. Our distribution agreements generally provide the exclusive right to distribute our products within a designated territory, with certain distributors only receiving non-exclusive rights within a designated territory. Distributors are required to purchase an initial stocking order of CoolSculpting Systems upon execution of the agreement. We require distributors that have an exclusive territory right to purchase a fixed number of CoolSculpting Systems each year over the term of the agreement to maintain their exclusivity. In such a case, the agreement sets forth the minimum quarterly purchase obligations for the first calendar year of the term of the agreement, and the parties will agree each year on the minimum quarterly purchase obligations for the remaining quarters during the term of the agreement. If we fail to agree on new minimum purchase obligations after the first calendar year of the term of the agreement, or the distributor fails to meet one of its minimum quarterly purchase obligations, we can convert the distributor to a non-exclusive distributor during the remaining term or terminate the agreement. These agreements also provide customary indemnities to the distributor including claims of patent infringement in the designated territory, material product defects, and our negligence or willful misconduct.
Customers
As of December 31, 2012 and 2011, no individual customer accounted for 10% or more of our accounts receivable. Furthermore, no customer accounted for greater than 10% of total revenues during the years ended December 31, 2012, 2011 and 2010, respectively.

Backlog
Our business typically has a short sales cycle, therefore we do not have significant backlog of orders at the end of any given quarter.
Physician Marketing and Support Programs
We intend to drive CoolSculpting procedures through our targeted marketing and physician support programs. Our Practice Support Specialist (P.S.S.) Program provides physicians and their staff with product training and sales, practice marketing, and support services to help them make CoolSculpting a key component of their practices. We have hired and trained a group of practice support specialists who are focused on implementing our P.S.S. Program. As the first step of the P.S.S. Program, our practice support specialists train our physician customers on the use of the CoolSculpting System when the CoolSculpting System is first delivered to the physician's practice site. Following this initial training, our practice support specialists, at no additional cost to the physician, educate our physician customers on current CoolSculpting best practices and provide physicians and their staff with sales and marketing training and support to help them increase patient demand for CoolSculpting procedures. In June 2011, we launched a comprehensive practice certification program. A physician's participation in this certification program and our other practice support programs, other than the initial training program, is voluntary. We have found that the most successful practices have the physician involved in every part of the training and marketing process. To become certified, physicians must commit to engage in quarterly business strategy meetings with one of our practice support specialists, educate members of their office in our CoolSculpting best practices, and adopt our guidelines for before and after patient photographs. Once certified, physicians receive distinction on our website.
In 2013 we intend to launch point of sale information tools. These tools will provide physicians on a more real-time basis with utilization reports, an automated tool for improving patient conversion rates and assistance with setting sales goals. We also intend to extend our co-op advertising programs designed to stimulate physicians to promote CoolSculpting to both new and existing aesthetic patients. We also intend to continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.
Marketing
During the first quarter of 2012, we launched a targeted direct-to-consumer marketing program to generate awareness of CoolSculpting among experienced aesthetic users and aesthetic first-time users. This campaign did have some success, but required a high level of investment in order to scale. We are now moving toward a more scalable and less costly targeted and localized marketing effort at the physician practice level. We have an active public relations campaign and have been highlighted on national broadcasts as well as numerous local news programs. We also intend to continue our active media presence and our social media programming, such as Facebook, Twitter, YouTube, and targeted blogs through pay-per-click advertising, testimonials, and video presentations.

Customer Support
We strive to provide our physician customers and authorized distributors with superior customer support. We maintain a staff of Customer Care personnel primarily in our facility in Pleasanton, California to support our customers worldwide. This staff is available by telephone and email to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our international distributors. In addition, we provide worldwide technical support to our physician customers and distributors year round. Our goal is to minimize the disruption caused by a service event, and we strive to repair the physician's CoolSculpting System or provide the physician with a replacement CoolSculpting System within one day after notifying us of a problem. In the event of a technical issue with a CoolSculpting System , one of our Customer Care personnel will call the physician and determine whether the technical issue may be resolved over the telephone or whether the issue requires intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to ship and setup a replacement CoolSculpting System, or the applicable module of the CoolSculpting System, at the physician's office. To reduce shipping times and costs, we ensure that a number of CoolSculpting Systems and replacement modules are available in specific regions throughout North America and other international locations. Upon arrival at the physician site, our logistics provider will move the replacement CoolSculpting System or module into the physician's office, unpack it, set it up and power on the CoolSculpting System to ensure it is working properly. Because of the modular design of our CoolSculpting System, our logistics provider is not required to have any specialized training or expertise, and a number of logistics providers are available to provide these services. Upon completion, our logistics provider calls our Customer Care personnel and confirms the successful delivery and setup, and then ships the defective CoolSculpting System or module to our headquarters for repair. We allow our physician customer to keep the newly delivered CoolSculpting System or the applicable module, and we repair and reuse the defective CoolSculpting System or module received from our physician customer for future service calls. In the direct markets outside of North America and our Europe direct markets, our CoolSculpting System is serviced and supported through our independent distributors. We pro-actively deploy replacement CoolSculpting Systems, modules, and components to strategic hubs worldwide to facilitate quick response time to service events and to maximize customer “up time.”

For 2012, we provided a three-year standard warranty on our CoolSculpting control units and a one-year warranty on our CoolSculpting applicators. In addition to these product warranties, we offered two years of extended warranty service on our control units and applicators. For our direct customers in Europe, we offered a one-year standard warranty on our CoolSculpting control units and applicators with an option for two years of extended warranty service on both. In 2013, we will transition to offering a one-year standard warranty on all of our CoolSculpting control units worldwide.
Manufacturing
We occupy an approximately 43,000 square foot facility in Pleasanton, California, and approximately 29,000 square feet in two facilities in Dublin, California. We manufacture and distribute our CoolSculpting System, including procedure packs, at one of our Dublin facilities. The second Dublin facility is used primarily for raw material storage. Through 2012, we have utilized OnCore Manufacturing LLC, or OnCore, to manufacture and supply to us our CoolSculpting control units, certain of our applicators and our CoolCards. We intend to perform these services ourselves and are transitioning from Oncore to internal performance of these services during the first half of 2013.
Our consumable CoolGels are manufactured by Katecho, Inc. in Des Moines, Iowa and Unicep Packaging, Inc., in Sandpoint, Idaho. Our consumable CoolLiners are manufactured by a single source manufacturer, Coastline International, Inc., in Tijuana, Mexico.
In addition, our CoolSculpting System contains two critical components, the integrated circuit contained in the CoolSculpting control unit and the CoolCard, which is manufactured by Renesas Electronics Corporation in Japan, and the connector that attaches our applicators to the control unit, which is manufactured by Hypertronics Corporation in Hudson, Massachusetts. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least a three month supply of connectors to support open sales orders.
Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA's Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA inspected our Pleasanton facility in April 2011, and had no findings or observations. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2012 Quality Management Systems Requirements for regulatory purposes, ISO 13485:2003 under CMDCAS (Canada), Ordinance 169 certification (Japan), 93/42/EEC MDD certification to Annex II Full Quality System (Europe). We have recently been audited by our Notified Body, TUV Rheinland, and all certifications have been extended to cover all of our facilities.
Neither our third-party manufacturers nor our suppliers are currently required to comply with the FDA's QSR, as these parties do not provide us with a finished medical device. However, we maintain a quality system designed to be compliant to QSR and have procedures in place designed to ensure that all products and materials purchased by us conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.
We believe that our existing facilities will be adequate to meet our current and future manufacturing needs.
Competition
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered now or in the future by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are significantly obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Although effective at reducing fat, these invasive and minimally-invasive procedures may involve patient pain, expense, downtime, and the risks typically associated with surgical procedures. As a result, patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures.
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

In September 2011, the FDA cleared the marketing of a high intensity focused ultrasound (HIFU) product for body contouring offered by Solta Medical, Inc., a publicly traded company. This HIFU product delivers focused ultrasound and utilizes heat to non-invasively eliminate fat cells in a single procedure. Utilizing heat to eliminate fat cells, however, has a number of significant limitations compared to the elimination of fat cells through cooling as provided by CoolSculpting. The high temperatures generated by focused ultrasound energy may cause patient pain during and after the procedure. In addition, heat cannot be used to specifically target fat cells, which makes the procedure more difficult to perform and can lead to collateral damage to tissues in the target zone, including nerves and connective tissues. Acutely injuring fat cells through heat also causes fat cell elimination through a biological process known as necrosis. Unlike the fat-selective apoptosis process utilized by CoolSculpting, necrosis destroys all tissues in the target zone, triggers the body's wound-healing response and can result in scar tissue formation.
In the fourth quarter of 2012, Cutera, Inc. a publicly traded company, introduced TruSculpt, a radio frequency (RF) product used to heat the fat to cause apoptosis. Cutera has a large installed base of products that address a number of other aesthetic needs. Their target audience for TruSculpt will be this existing customer base as well as the dermatologists, plastic surgeons and aesthetic physicians that we plan to target. TruSculpt uses a contact electrode applied to the surface of the skin to conduct RF current through the patient to a larger ground electrode generally placed on the back. This causes Joule (resistive) heating everywhere in that path, but the heat is generally concentrated in the volume directly underneath the contact electrode. Temperatures at the surface of the skin are set to 45 degrees Centigrade or somewhat higher, depending on patient tolerance. Superficial fat temperatures can get somewhat higher than the skin because blood perfusion of the skin is greater than in the fat. No active cooling is provided. TruSculpt is labor intensive and repetitive, requiring about 4 minutes for each manually applied treatment pulse. Significant overlap of treatment sites is necessary to treat effectively because the Joule heating underneath the contact electrode dissipates rapidly with depth. Unlike the devices provided by Erchonia, Solta or ZELTIQ, the Cutera device is not cleared by the FDA for fat reduction. TruSculpt has a clearance for deep heating and for temporary reduction in the appearance of cellulite. The latter clearance is based entirely on an adjunct hand-held roller that is not attached to the RF system.
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
We also generally compete against medical technology and aesthetic companies, including those offering products and technologies unrelated to fat reduction, for physician resources and mind share. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay or not to purchase our CoolSculpting System.
We believe that CoolSculpting competes largely on the basis of the following competitive factors:

•	CoolSculpting only affects fat cells without endangering any other structures in the skin resulting in more consistent, more predictable and durable outcomes;

•	CoolSculpting is able to achieve measurable results with minimal patient discomfort and high patient satisfaction;

•
CoolSculpting does not require a person to administer the procedure after the procedure is started which creates favorable physician practice economics by freeing up time for the practice to generate additional revenue with new or with the patient undergoing CoolSculpting; and

•	Effectiveness of sales and marketing programs and initiatives along with product placement and distribution strategy.

Patents and Proprietary Technology
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2012, our patent portfolio comprised 9 issued U.S. patents, 64 issued foreign counterpart patents, 20 pending U.S. patent applications, 86 pending foreign counterpart patent applications, and 2 pending PCT patent applications-each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our core Cryolipolysis technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from MGH and generally relate to our core technology relating to our CoolSculpting System. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2023 or later.
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

Material Agreements

MGH License Agreement
In May 2005, we entered into an exclusive license agreement with the General Hospital Corporation, which owns and operates the Massachusetts General Hospital, or MGH, which was amended and restated in September 2011. Under this agreement, MGH granted to us an exclusive worldwide, royalty-bearing license to patent applications related to our controlled cooling platform technology, including the removal of cutaneous, subcutaneous or subdermal fat, treatment or removal of cellulite, and any therapy or procedures to the tissues and structures of the skin, subcutaneous tissue, and tumors, lesions and adipose tissue of the skin and of subdermal tissue. As consideration for the license granted to us by MGH, we agreed to pay to MGH (i) an upfront, non-refundable license issue fee of $0.3 million, (ii) a non-refundable minimum annual license maintenance payment of $75,000, $0.1 million, $0.2 million, and $0.2 million upon the first, second, third, and each subsequent anniversary of the effective date of the agreement following our first commercial sale, respectively, credited against royalty payments due to MGH on net income and distributor income in the same year, (iii) payments totaling approximately $8.1 million upon the successful achievement of regulatory and commercial milestones, including (a) $1.1 million due upon receipt of FDA clearance to market our CoolSculpting System for the selective reduction of fat, (b) $1 million due upon achieving cumulative net sales of $70 million, and (c) $6 million due upon the earlier to occur of achieving cumulative net sales of $200 million or the completion of a change of control as defined in the agreement, including a qualifying initial public offering and (iv) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting. We have the option to buy down up to 25% of the future royalty payments. We also agreed to pay to MGH a percentage of sublicense royalties in certain circumstances and to reimburse MGH for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights under the agreement.

The agreement will remain in full force and effect for the later of (i) the life of any patents that issue from the underlying patent applications, which are expected to expire in 2023 or (ii) one year after the last commercial sale for which a royalty is due to MGH, unless terminated in accordance with its terms and conditions. MGH may terminate the agreement upon our insolvency, failure to maintain insurance, breach of the agreement, failure to satisfy our development progress obligations, or failure to make required payments. We may terminate the agreement for any reason upon 90 days' advance written notice to MGH.
As of December 31, 2012, we have completed all milestones associated with the license agreement with MGH and made all milestone payments to MGH, described above.

OnCore Manufacturing Services Agreement
We have in place a manufacturing services agreement with OnCore pursuant to which OnCore exclusively manufactures and supplies to us our CoolSculpting control units, certain of our applicators and our CoolCards in quantities to be specified in individual purchase orders provided by us. Under the terms of this agreement, pricing for the these products is based on kit quantities quoted to us, which may be updated or amended from time to time upon written agreement of OnCore and us. OnCore provides us a limited manufacturing warranty, whereby OnCore warrants that those products assembled or customized by it will be free from defects caused solely by faulty assembly or customization and will conform to specifications for 360 days after delivery. Our remedies under the terms of the agreement include a refund of the purchase price, repair by OnCore of the defective product, or replacement of any such product. In addition, OnCore has agreed to indemnify us from all liabilities arising from, or related to, any third party claim arising from (i) the failure or alleged failure of its products to comply with mutually agreed specifications as a result of improper assembly or (ii) allegations that OnCore's manufacturing processes infringe any third party intellectual property rights not specified by us. This agreement has an indefinite term, but may be terminated by either us or OnCore (i) for any reason upon six months advance written notice or (ii) for cause.
Government Regulation

The design, development, manufacture, testing and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.
Regulation by the FDA
In the United States, the Federal Food, Drug, and Cosmetic Act, or FDCA, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale, and distribution of medical devices, including aesthetic devices. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA can also refuse to approve pending applications.
Each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device's safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA's current Good Manufacturing Practices, or cGMP, and Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life-sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.
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
A premarket notification for the CoolSculpting System was submitted to the FDA on February 25, 2008 for the additional indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer. The premarket notification was subsequently determined by the FDA to be not substantially equivalent to the predicates identified because the device had a new intended use, that is, it alters the therapeutic effect impacting safety and effectiveness and; therefore, automatically classified it as Class III. We petitioned the FDA that the classification for the CoolSculpting System with the additional indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer should be Class II because it does not support or sustain human life, is not of substantial importance in preventing impairment of human health, and does not present a potential, unreasonable risk of illness or injury. In September 2010, the FDA approved our de novo petition for Class II reclassification and issued a clearance letter for non-invasive fat reduction of the flanks (love handles). Subsequently on May 2, 2012, we received FDA clearance for expansion of the indication to include the abdomen area.
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
After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device's safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

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

PMA approval. A PMA application requires the payment of significant user fees to the FDA. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, and manufacturing data, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.
The FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. During this review period, the FDA may request additional information or clarification of information already provided. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.
FDA review of an initial PMA application is required by statute to take between six to 10 months, although the process typically takes significantly longer, and may require several years to complete. The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•	it is not demonstrated that there is reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended, or suggested in the proposed labeling;

•	the data from pre-clinical studies and clinical trials may be insufficient; and

•	the manufacturing process, methods, controls, or facilities used for the manufacture, processing, packing, or installation of the device do not meet applicable requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met to secure final approval of the PMA. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data is submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
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
Regulation After FDA Clearance or Approval
Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which include, among other things, testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and operate our manufacturing facilities under the FDA's cGMP requirements.

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
Because we have commercial operations overseas, we are subject to the Foreign Corrupt Practices Act, or FCPA, and other countries' anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.
Patient Protection and Affordable Care Act
Our operations will also be impacted by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the Affordable Care Act, or ACA. The ACA imposes a 2.3% excise tax on sales of medical devices by manufacturers for all sales to end users in the United States. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. We expect to begin paying the tax in 2013. We expect compliance with the ACA to impose significant administrative and financial burdens on us.
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
Employees
As of December 31, 2012, we had 209 employees, with 106 employees in sales and marketing, 45 in research and development, including clinical, regulatory and certain quality functions, 29 employees in operations, and 29 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

Financial Information About Geographic Areas
Financial information regarding revenues and long-lived assets by geographic area is included in Note 15-“Segment Information” in “Notes to Consolidated Financial Statements” included in this Form 10-K. Financial information regarding revenues, profit and loss and total assets is included in the financial statements in this Form 10-K.
General Information
We were originally incorporated in Delaware in March 2005 as Juniper Medical, Inc. In July 2007, we changed our name to ZELTIQ Aesthetics, Inc. Our principal corporate offices are located at 4698 Willow Road, Suite 100, Pleasanton, CA 94588 and our telephone number is (925) 474-2500. Our website is located at www.coolsculpting.com. The information contained on, or that can be accessed through, our website is not part of this annual report on Form 10-K.
We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United State Securities and Exchange Commission, or SEC. You may obtain a free copy of these reports in the "investor relations, corporate governance" section of our website, www.coolsculpting.com. The reports filed with the SEC are also available at www.sec.gov.

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

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $30.1 million in 2012, $9.6 million in 2011 and $13.5 million in 2010 and as of December 31, 2012, we had an accumulated deficit of approximately $113.8 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.
Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	our commercialization strategy;

•
the time, resources, and expense required to develop and conduct clinical trials and seek additional regulatory clearances and approvals for additional treatment indications for CoolSculpting and for any additional products we may develop;

•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	any adverse events associated with CoolSculpting or product liability or other lawsuits related to our products and the costs associated with defending them or the results of such lawsuits;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.
Further, our budgeted expense levels are based in part on our expectations concerning future revenues from CoolSculpting. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for CoolSculpting could have an immediate and material adverse impact on our business and financial condition.
Economic uncertainty has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for the procedures for which our products are used, practitioner demand for these systems could drop, resulting in unfavorable operating results.
The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems is driven by consumer demand. Most procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients are adversely affecting the market in which we operate.
If the economic hardships our customers' patients face continue or worsen, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our products are used.

Due to a number of factors outside of our direct control, our financial results may fluctuate unpredictably, which could adversely affect our stock price.
Our limited operating history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. In addition, a number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	physician demand for purchasing CoolSculpting Systems may vary from quarter to quarter;

•	the inability for physicians to obtain any necessary financing;

•	changes in the length of the sales process;

•	performance of our international distributors;

•	media coverage of CoolSculpting and positive or negative patient experiences, the procedures or products of our competitors, or our industry;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;

•	seasonal or other variations in patient demand for aesthetic procedures;

•	introduction of new aesthetic procedures or products that compete with CoolSculpting; and

•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.
Fluctuations in our financial results could negatively affect our stock price.
We are dependent upon the success of CoolSculpting, which has a limited commercial history. If the market acceptance for CoolSculpting fails to grow significantly, our business and future prospects will be harmed.
We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting consumable revenues will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the continued and growing acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks and abdomen in the United States and are approved or are otherwise free to market CoolSculpting in 55 international markets, increased acceptance among physicians and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting Systems and from fees associated with each CoolSculpting procedure, any failure of this product to satisfy physician or patient demand will harm our business and future prospects.

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks and abdomen, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.
We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles” and for the abdomen area. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit physician and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting System are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for substantially all of our revenues for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.
Physicians must make significant capital expenditures to purchase our CoolSculpting Systems, which makes it difficult to increase our customer base, and if we are not able to convince physicians to make this capital expenditure, our ability to grow our business will be harmed.
Physicians must make significant capital expenditures to purchase our CoolSculpting Systems and our ability to increase the number of physicians willing to make these significant capital expenditures and make CoolSculpting a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our CoolSculpting System and the revenue that a physician can derive from performing CoolSculpting procedures are compelling when compared to the costs and revenues associated with alternative aesthetic treatments the physician may offer. In addition, alternative treatments may be invasive, minimally-invasive, or non-invasive and, we must, in some cases, overcome a bias against non-invasive aesthetic procedures for fat reduction, principally from plastic surgeons. Further, we believe our marketing programs, including our co-op physician marketing programs, will be critical in driving additional CoolSculpting procedures, but these programs require physician commitment and involvement to succeed. If we are unable to increase physician adoption and use of CoolSculpting, our financial performance will be adversely affected.
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
The CoolSculpting procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo a CoolSculpting procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs, including our co-op physician marketing initiatives, as to which we have limited experience;

•	the cost, safety, and effectiveness of CoolSculpting versus other aesthetic treatments;

•	the price of CoolSculpting relative to other aesthetic products and alternative treatments;

•	the willingness of patients to wait up to four months post-treatment to notice the aesthetic results of a CoolSculpting procedure;

•	the ability to obtain regulatory clearance to market CoolSculpting for additional treatment indications in the United States;

•	the adverse event profile of CoolSculpting, including warnings, side effects, and contraindications, which are subject to change;

•	the extent to which our physician customers recommend CoolSculpting to their patients;

•	our success in attracting consumers who have not previously purchased an aesthetic procedure;

•	the extent to which our CoolSculpting procedure satisfies patient expectations;

•	our ability to properly train our physician customers in the use of CoolSculpting such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and CoolSculpting in particular;

•	the success of any direct-to-consumer marketing efforts we initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.
Our success depends in part upon patient satisfaction with the effectiveness of CoolSculpting.
To generate repeat and referral business, patients must be satisfied with the effectiveness of CoolSculpting. Our clinical studies demonstrate that a single CoolSculpting procedure noticeably and measurably reduces the fat layer within a treated fat bulge without requiring diet or exercise. However, we designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are significantly obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are better candidates for invasive and minimally-invasive procedures. In addition, results obtained from a CoolSculpting procedure occur gradually over a period of two to four months after treatment and patient perception of their results may vary. Although we train our physician customers to select the appropriate patient candidates for a CoolSculpting procedure, explain to their patients the time period over which the results from a CoolSculpting procedure will occur, and take before and after photographs of a patient, our physician customers may not select appropriate patient candidates or CoolSculpting may produce results that may not meet patients' expectations. If patients are not satisfied with the long term aesthetic benefits or safety of CoolSculpting, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer. As market experience of CoolSculpting increases and more procedures are performed, we may learn more about the adverse event profile of the device and receive reports of unexpected adverse events. For example, we have received reports of rare side effects, including late-onset pain, subcutaneous induration which is hardening of normally soft tissue under the skin, and paradoxical hyperplasia.
We have limited experience with our direct sales and marketing force and any failure to build and manage our direct sales and marketing force effectively could have a material adverse effect on our business.
We rely on a direct sales force to sell CoolSculpting in the United States, Canada and four key markets in Europe (United Kingdom, Germany, France and Spain). To meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization in these countries significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

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

If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenues and market share may not grow as anticipated, and we could be subject to unexpected costs, each of which would harm our results of operations and financial condition.

To successfully market and sell CoolSculpting in markets outside of North America, we must address many issues with which we have limited experience.
Sales in markets outside of North America accounted for approximately 26% of our revenues for the years ended December 31, 2012 and 2011. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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
If one or more of these risks were realized, it could require us to dedicate significant financial and management resources which could negatively affect our financial results.
Our inability to effectively compete with our competitors may prevent us from achieving significant market penetration or improving our operating results.
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges that may not respond to diet or exercise. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that the marketing of this product extended the sales cycle for CoolSculpting during 2012 and may continue to have an impact on our sales in the future.
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
We also compete generally against medical technology and aesthetic companies, including those offering products and technologies unrelated to fat reduction, for physician resources and mind share. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay purchasing, or not to purchase, our CoolSculpting System.

Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competing in the medical technology and aesthetic markets could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.
Third parties may attempt to produce counterfeit versions of our products and may harm our ability to collect fees from sales of consumables, negatively affect our reputation, or harm patients and subject us to product liability.
Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect fees from sales of consumables may be compromised. Consumable revenues represented 49% and 32% of total revenues for the years ended December 31, 2012 and 2011, respectively, and an inability to collect them in the future would have a material adverse effect on our results of operations.
In addition, if counterfeit products are used with or in place of our own, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.
For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in a January ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling.
We have limited experience in manufacturing our CoolSculpting System, and if we are unable to manufacture our CoolSculpting System in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
Prior to receiving FDA clearance in 2009, we manufactured our CoolSculpting System in limited quantities sufficient only to meet the needs of our clinical studies. We currently manufacture our CoolSculpting System and related procedure packs, containing disposable CoolGels and CoolLiners, through a combination of direct manufacturing at our facility in Dublin, California and through third-party manufacturers. To manufacture our CoolSculpting System in the quantities that we believe will be required to meet anticipated market demand, we and our third-party manufacturers will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities will require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.
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
OnCore Manufacturing LLC, or OnCore, manufactures our CoolCards used with our CoolSculpting System. In addition, our disposable CoolLiners are manufactured by Coastline International, Inc. in Tijuana, Mexico. If the operations of third-party manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations, regulatory problems or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

Our manufacturing operations and those of our key third-party manufacturers are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
Our CoolSculpting System contains two critical components, the integrated circuit contained in the CoolSculpting control unit and the CoolCard, which is manufactured by Renesas Electronics Corporation in Japan, and the connector that attaches our applicators to the control unit, which is manufactured by Hypertronics Corporation in Hudson, Massachusetts. The single source suppliers of these two critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least three months supply of connectors to support open purchase orders, such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these manufacturers. In addition, several other non-critical components and materials that compose our CoolSculpting System are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers' capabilities could harm our ability to manufacture our CoolSculpting System until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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
We keep limited materials, components, and finished products on hand. To manage our operations with our third-party manufacturers and suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our CoolSculpting System require an order lead time of six months. Our limited historical commercial experience and growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands, and our demand for components and materials increase beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our CoolSculpting System to our customers. In contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our physician customers have with our business.
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
If our CoolSculpting System is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misusing our CoolSculpting System or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. For example, we have received reports of rare side effects, including late-onset pain, subcutaneous induration which is hardening of normally soft tissue under the skin, and paradoxical hyperplasia and claims related to these and other side effects may subject us to additional liability. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We currently have product liability insurance, but it may not be adequate to cover us against potential liability. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and could reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.
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
We have increased our headcount from 64 at January 1, 2010 to 209 at December 31, 2012, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.
We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire, and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.
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
Until such time, if ever, as we can achieve positive cash flows from sales of our CoolSculpting System and from CoolSculpting consumables, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed or on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in medical technology or aesthetic product companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences, or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies, and products or grant licenses on terms that are not favorable to us.
If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.
The primary objective of most of our investment activities is to preserve principal. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. In our current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.
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
We are investing in the research and development of new products and procedures based on our proprietary controlled cooling technology platform. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting System that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new application for 510(k) clearance, premarketing approval or foreign regulatory approvals. For example, we will be required to submit new 510(k) applications to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks and abdomen.
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
The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not cleared or approved by the FDA as reflected in the product's labeling. Our current FDA labeling only permits marketing CoolSculpting in the United States for use on the flanks and for the abdomen and restricts us from promoting it for use on other parts of the body. The FDA does not regulate the practice of medicine however, and, we are aware that CoolSculpting is used by our physician customers on other parts of the body. If we are found to have inappropriately promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
CoolSculpting may cause or contribute to adverse medical events that we are required to report to the FDA and if we fail to do so, we could be subject to sanctions that would materially harm our business.
The adverse events that have been reported after receiving CoolSculpting treatments have been provided above. There may be other unexpected adverse events that are reported to us as use of CoolSculpting increases. We may need to update our labeling, or take other regulatory action, in response to adverse event reports. In addition, FDA regulations require that we report certain information about adverse medical events if our medical devices may have caused or contributed to those adverse events, or if our device has malfunctioned. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. To date, we filed Medical Device Reports when reporting requirements were met. If we fail to comply with our reporting obligations, the FDA could take action including criminal prosecution, the imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products, or delay in approval or clearance of future products.
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
We could have to issue a correction or removal to reduce a risk to health posed by our device or to remedy a violation which may present a risk to health. In addition, a product defect or regulatory violation could lead to a government-mandated or voluntary recall by us. The FDA could request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. The FDA could order a recall if there is a reasonable probability that our product would cause serious adverse health consequences or death. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our shares of common stock to decline and expose us to product liability or other claims, including contractual claims from parties to whom we sold products and harm our reputation with customers. A recall involving our CoolSculpting System would be particularly harmful to our business and financial results and, even if we remedied a particular problem, would have a lasting negative effect on our reputation and demand for our products.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, in the future, the FDA may require more burdensome premarket approval of our procedures rather than the 510(k) clearance process we have used to date and anticipate primarily using in the future. Our CoolSculpting Platform is also subject to state regulations which are, in many instances, in flux. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of certain products;

•	additional record keeping; and,

•	additional warnings.

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
We may be subject to various federal and state laws pertaining to health care marketing and promotional practices and other business practices, and any violations by us of such laws could result in fines or other penalties.
State and federal authorities have targeted medical technology companies for alleged violations of laws and regulations, based on off-label marketing schemes and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct their business. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions which would materially harm our business.
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
Our commercial success is dependent in part on obtaining, maintaining, and enforcing our intellectual property rights, including our patents and the patents we exclusively license. If we are unable to obtain, maintain, and enforce intellectual property protection covering our CoolSculpting System and any other products we develop, others may be able to make, use, or sell products that are substantially the same as ours without incurring the sizable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2012, our patent portfolio comprised 9 issued U.S. patents, 64 issued foreign counterpart patents, 20 pending U.S. patent applications, 86 pending foreign counterpart patent applications, and 2 pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.
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
Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations. For example:

•	others may be able to make systems or devices that are similar to ours but that are not covered by the claims of our patents;

•	others may assert that our licensors or we were not the first to make the inventions covered by our issued patents or pending patent applications;

•	our pending patent applications may not result in issued patents;

•	our issued patents may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	the claims of our issued patents or patent applications when issued may not cover our CoolSculpting System or the future products we develop;

•	there may be dominating patents relevant to our controlled cooling technology of which we are not aware;

•	there may be prior public disclosures that could invalidate our inventions or parts of our inventions of which we are not aware;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States; and

•	we may not develop additional proprietary technologies that are patentable.
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
For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in a January ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling.
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
We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We also plan to explore potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty of up to 7% of net sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we licensed from MGH. Any royalty we are required to pay will reduce our income from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.

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
Our commercial success depends on our ability to develop, manufacture, and market our CoolSculpting System and use our proprietary controlled cooling technology without infringing the patents and other proprietary rights of third parties. As the medical technology and aesthetic product industries expand and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our products may infringe or may be alleged to infringe these patents.
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
Our intellectual property rights will further be affected in ways that are difficult to anticipate by the provisions of the America Invents Act (2011).

Enacted in September 2011, the America Invents Act, or AIA, is the first major overhaul of the U.S. patent system since 1952, and includes a number of changes to established practices. The most significant changes include the transition to a modified first-to-file system, the availability of new post-grant review for issued patents, various procedural changes including the third-party submission of prior art and the availability of derivation proceedings and supplemental examination, and an expanded prior commercial user rights defense to a claim of patent infringement. The scope of these changes and the lack of experience with their practical implementation, suggest a transitional period with some uncertainty over the next few years. For example, while some provisions have already taken effect, others will take effect up to 18 months from enactment. The USPTO is still in the process of publishing regulations concerning the implementation of the AIA. Several provisions of the AIA will likely be tested in U.S. federal courts over time.

The changes to the U.S. patent system in the AIA will have an impact on our intellectual property rights and how business is conducted in general. For example, the modified first-to-file system places premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions. In the future, in addition to patents and printed publications, we may be required to deal with unfamiliar prior art categories such as art that is “otherwise available to the public”. For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

While the AIA was intended to make the resolution of intellectual property disputes easier and less expensive, we may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications, post-grant opposition proceedings, and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others will be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or post grant proceeding could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party.

Risks Related to Our Common Stock
Our stock price has been and will likely continue to be volatile.
Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to March 6, 2013, our stock has had low and high sales prices in the range from $3.47 to $17.41 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

In addition, the stock market in general and the market for medical technology and aesthetic product companies in particular may experience a loss of investor confidence. The stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class-action litigation. Class-action litigation, such as the one described immediately below, even if unsuccessful, could be costly to defend and divert management's attention and resources, which could further materially harm our financial condition and results of operations.
We have been named in litigation that may adversely affect our financial condition, results of operations and cash flows.
We are defendants in several securities class action lawsuits. These lawsuits are described in Note 8 to our consolidated financial statements. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such actions). Depending on the outcome of these lawsuits, we may be required to pay material damages, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity and, consequently, negatively impact the trading price of our common stock.
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
As a public company in the United States, we are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. These controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate and weaknesses in our internal control over financial reporting may be discovered. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.
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
Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and the listing of our common stock on the NASDAQ Global Select Market.
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
If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to de-listing on the NASDAQ Global Select Market, Securities and Exchange Commission investigation, and civil or criminal sanctions.
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

•
requiring the approval of our Board of Directors or the holders of a super-majority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

We occupy an approximately 43,000 square foot facility in Pleasanton, California and we also occupy approximately 29,000 square feet in two facilities in Dublin, California, all of which are under leases that extend through December 2014. We manufacture and distribute our CoolSculpting System, including procedure packs, at one of our Dublin facilities. The second Dublin facility is used primarily for raw material storage. Our Dublin warehouse facility includes a clause which allows the landlord, in its sole discretion, to cancel the lease, in certain circumstances, upon six months written notice. We also occupy an office space in Gatwick, United Kingdom, under a lease which extends through September 2013, as well as in Dubai, United Arab Emirates, under a lease which extends through March 2013. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On March 13, 2012, an alleged purchaser of our publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in our Form S-1, and the amendments thereto, issued in connection with our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the our underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  On August 24, 2012, we filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. On November 9, 2012, the court sustained our demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint seeks compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. We filed our response to the second amended complaint, and we believe the lawsuit to be without merit and intend to vigorously defend it.  We believe there is insufficient evidence to indicate whether there is a reasonable possibility that a loss has been incurred as of December 31, 2012, nor can we estimate the range of potential loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been traded on the NASDAQ Global Select Market under the symbol of “ZLTQ” since it began trading on October 19, 2011. The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

2012	High	Low
First Quarter	$12.66	$5.60
Second Quarter	6.40	3.85
Third Quarter	6.50	4.25
Fourth Quarter	7.08	4.00

2011
Fourth Quarter	17.41	10.77
As of March 6, 2013, there were approximately 39 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on October 19, 2011 through December 31, 2012, for (1) our common stock, (2) the NASDAQ Composite index and (3) the NASDAQ Medical Equipment Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	October 19, 2011	December 31, 2011	December 31, 2012
ZELTIQ Aesthetics, Inc.	$100.00	$73.29	$29.87
NASDAQ Composite	100.00	109.24	122.70
NASDAQ Medical Equipment	100.00	111.69	122.49

Repurchases of Equity Securities
We did not repurchase any of our equity securities during the years ended December 31, 2012 and December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2012. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011, from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data
(in thousands, except per share data)
Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$76,194	$68,144	$25,461	$1,587	$—
Cost of revenues (1)	25,506	26,101	12,295	2,243	—
Gross profit	50,688	42,043	13,166	(656)	—
Operating expenses:
Research and development (1)	12,693	10,488	8,222	8,034	13,699
Sales and marketing (1)	51,167	28,953	11,987	4,519	2,568
General and administrative (1)	16,867	11,299	5,873	3,966	5,192
Total operating expenses	80,727	50,740	26,082	16,519	21,459
Loss from operations	(30,039)	(8,697)	(12,916)	(17,175)	(21,459)
Interest income (expense), net	129	(93)	(497)	(516)	—
Other income (expense), net	(92)	(765)	(120)	47	352
Loss before provision for income taxes	(30,002)	(9,555)	(13,533)	(17,644)	(21,107)
Provision for income taxes	141	48	—	—	—
Net loss	(30,143)	(9,603)	(13,533)	(17,644)	(21,107)
Cumulative dividends on convertible preferred stock	—	(5,099)	(5,426)	(4,208)	(4,429)
Net loss attributable to common stockholders	$(30,143)	$(14,702)	$(18,959)	$(21,852)	$(25,536)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.87)	$(1.96)	$(20.19)	$(28.02)	$(36.17)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$22,876	$83,908	$12,667	$3,100	$12,181
Restricted cash, short- and long-term investments	36,173	255	425	341	352
Working capital (deficit)	49,590	84,086	7,694	(3,346)	11,220
Total assets	90,269	105,999	19,283	6,928	14,225
Total notes payable	—	310	1,596	7,784	—
Convertible preferred stock warrant liability	—	—	257	146	—
Convertible preferred stock	—	—	93,888	63,054	58,846
Total stockholders' equity (deficit)	72,580	94,303	(84,493)	(67,142)	(45,860)

(1)	The following table presents stock-based compensation related to stock based awards granted to employees and non-employees in each expense category:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenues	$131	$54	$39	$14	$—
Research and development	894	542	100	98	94
Sales and marketing	827	533	89	65	79
General and administrative	3,137	1,150	1,059	266	147
Total stock-based compensation	$4,989	$2,279	$1,287	$443	$320

(2)
See Notes 2 and 13 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock attributable to common stockholders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.
Overview
We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. We generate revenues from sales of our CoolSculpting System and from sales of consumables when our physician customers pay for each CoolSculpting procedure they perform. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We may seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen. We have received regulatory approval or are otherwise free to market CoolSculpting in 55 international markets where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.
As of December 31, 2012, our worldwide sales force consisted of 62 professionals. In the United States, Canada and four key markets in Europe (United Kingdom, Germany, France and Spain), we use our direct sales organization to selectively market

CoolSculpting. In markets outside of North America and the four key markets in Europe, we sell CoolSculpting through a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenues from markets outside of North America accounted for 26% of our total revenues for the years ended December 31, 2012 and 2011.
Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting System and CoolSculpting procedure. In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.
In October 2011, we completed our initial public offering, or IPO, at which time we sold a total of 7,743,000 shares of our common stock and certain of our stockholders sold 307,000 shares of our common stock. We received net proceeds of $90.7 million, net of underwriting discounts and commissions and other costs associated with the offering.
Revenues
We generate revenues from sales of our CoolSculpting System and from sales of consumables when our physician customers pay for each CoolSculpting procedure they perform. We generated revenues of $76.2 million, $68.1 million and $25.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Systems revenues. Sales of our CoolSculpting System include the CoolSculpting control unit and our CoolSculpting vacuum applicators. Some practices may purchase more than one CoolSculpting System. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation.
During the year ended December 31, 2012, our system sales were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars. Despite this, we grew our worldwide installed base by 53% from 967 units as of December 31, 2011, to 1,483 units as of December 31, 2012.
Consumable revenues. We generate consumable revenues through sales of CoolSculpting Procedure Packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Consumable revenues accounted for approximately 49%, 32% and 17% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012 and December 31, 2011, we shipped approximately 300,000 and 190,000 CoolSculpting Procedure Packs to our physician customers, respectively.
Our business plan focuses on expanding our base of physician customers, and increasing our consumable revenues by driving demand for CoolSculpting procedures through our physician and consumer marketing programs. We anticipate that as we implement our business plan our consumable revenues will increase as a percentage of our total revenues.
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
Market in which we operate. The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We compete with many other technologies for consumer demand. Further, the aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems is driven by consumer demand. Most procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients are adversely affecting the market in which we operate.
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
The consolidated financial statements include the accounts of ZELTIQ and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
We believe the following critical accounting policies involve significant areas where management applies judgments and estimates in the preparation of our financial statements.
Revenue Recognition
Our revenues are derived from the sales of the CoolSculpting System, consisting of a control unit and applicators; and from Procedure Packs, consisting of consumables and CoolCards. Embedded software exists in the CoolCard product to permit our physician customers to perform a fixed number of CoolSculpting procedures. This software is not marketed separately from the CoolSculpting System or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting System is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, we do not incur significant software development costs or capitalize our software development costs. Based on this assessment, we consider the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC. We earn revenue from the sale of our products to physicians and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenues are deferred in the event that any of the revenue recognition criteria is not met.

Persuasive Evidence of an Arrangement. We use contracts or customer purchase orders to determine the existence of an arrangement.

Transfer of title. Our standard terms generally specify that title transfers upon shipment to the customer. We use third party shipping documents to verify that title has transferred.

Sales Price Fixed or Determinable. We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer's obligation.

Collectability. We assess whether collection is reasonably assured based on a number of factors, including the customer's past transaction history and credit worthiness.

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, we allocate revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, we may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management's best estimate of the sales price, or ESP, of each element to determine the relative selling price. The relative selling prices for control units, applicators and CoolCards are based on established price lists and separate, stand-alone sales of these elements. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. We believe the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. Our products do not require maintenance or support.

Shipping and handling costs. Shipping and handling costs are expensed as incurred and included in cost of revenues. In those cases where we bill shipping and handling costs to customers, the amounts billed are classified as revenue.

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
Product Warranty
For 2012, we provided a three-year standard warranty on our CoolSculpting control units and a one-year warranty on our CoolSculpting applicators. In addition to these product warranties, we offered two years of extended warranty service on our control units and applicators. For our direct customers in Europe, we offered a one-year standard warranty on our CoolSculpting control units and applicators with an option for two years of extended warranty service on both. In 2013, we will transition to offering a one-year standard warranty on all of our CoolSculpting control units worldwide.In the event of a warranty claim, our Customer Care department arranges for a prompt service call. Our goal is to minimize the disruption caused by a service event, and we strive to repair a customer's CoolSculpting System or provide the customer with a replacement CoolSculpting System promptly after notifying us of a problem. In markets outside of North America, our CoolSculpting System is serviced and supported through our independent distributors and certified third-party service providers.
We estimate and provide for future costs for initial product warranties upon shipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. We provide for the estimated product warranty costs by considering our historical costs and applying the experience rates to each product sold over the outstanding warranty period. We must exercise judgment in estimating our expected product warranty costs. If actual product failure rates, freight, material, technical support, labor, and overhead costs differ from our estimates, we will be required to revise our estimated warranty liability. We have recorded a liability of $0.9 million and $0.7 million as of December 31, 2012 and 2011, respectively, for future warranty expense.
We offer an extended warranty of up to two years on both our CoolSculpting control units and CoolSculpting vacuum applicators. We recognize the revenues from the sale of an extended warranty over the extended warranty coverage period. Our revenue and related obligations from sale of extended warranties to date has not been significant.
Stock-Based Compensation
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Income Taxes
We are subject to income taxes in multiple jurisdictions, including but not limited to the United States and United Kingdom, and we use estimates in determining our provision for income taxes. We use the asset and liability method of accounting for income taxes. Under this method, we calculate deferred tax asset or liability account balances at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect our taxable income.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012, we had a $44.9 million valuation allowance against $45.0 million of deferred tax assets.
We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to tax positions existing at December 31, 2012, will significantly increase or decrease in the next 12 months.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Our judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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
Results of Operations
Comparison of Years Ended December 31, 2012 and 2011
Revenues (in thousands, except for percentages):

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Revenues
Systems	$39,145	$46,552	$(7,407)	(16)%
Consumable revenues	37,049	21,592	15,457	72%
Total revenues	$76,194	$68,144	$8,050	12%
Total revenues increased by $8.1 million, or 12%, to $76.2 million in 2012 compared to $68.1 million in 2011.
Systems revenues. Systems revenues decreased by $7.4 million to $39.1 million in 2012 compared to $46.6 million in 2011. Systems revenues represented 51% and 68% of total revenues for the years ended December 31, 2012 and 2011, respectively. The systems revenues in 2012 were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars as well as by changes in our sales force in the North American market. Our rest of the world systems sales were impacted by the transition to a direct sales model.
Consumable revenues. Consumable revenues increased by $15.5 million to $37.0 million in 2012 compared to $21.6 million in 2011. Consumable revenues represented 49% and 32% of total revenues for the years ended December 31, 2012 and 2011, respectively. The increase in consumable revenues was primarily due to the growth of our installed base of worldwide CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Cost of revenues	$25,506	$26,101	$(595)	(2)%
% of total revenues	33%	38%
Gross profit	$50,688	$42,043	$8,645	21%
Gross profit %	67%	62%

Gross profit as a percentage of revenues typically fluctuates with product mix, selling prices, material costs and revenue levels. Gross profit was $50.7 million, or 67% of revenues, in 2012, compared to gross profit of $42.0 million, or 62% of revenues, in 2011. The increase in gross profit as a percentage of revenues was driven by an increase in consumable revenues as a percentage of total revenues and a decrease in the per unit manufacturing cost of systems primarily due to lower direct material costs driven by our continued focus on product cost reductions and negotiations with suppliers.

Operating Expenses (in thousands, except for percentages):

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Operating expenses:
Research and development	$12,693	$10,488	$2,205	21%
% of total revenues	17%	15%
Sales and marketing	$51,167	$28,953	$22,214	77%
% of total revenues	67%	42%
General and administrative	$16,867	$11,299	$5,568	49%
% of total revenues	22%	17%
Total operating expenses	$80,727	$50,740	$29,987	59%

Research and development. Research and development expenses increased by $2.2 million, or 21%, to $12.7 million in 2012 compared to $10.5 million in 2011. The increase in research and development expenses was primarily due to an increase of $1.2 million in payroll related costs and higher stock-based compensation expenses by approximately $0.4 million. The increase in payroll related costs was attributed to a higher headcount and severance costs incurred during the year ended December 31, 2012, while the increase in stock-based compensation expenses were related to new grants related to the higher headcount. Such increases in headcount also resulted in additional facilities and allocation charges of $0.3 million.
Sales and marketing. Sales and marketing expenses increased by $22.2 million, or 77%, to $51.2 million in 2012 compared to $29.0 million in 2011. The increase in sales and marketing expenses was mostly due to a $10.1 million increase in advertising expenses incurred in conjunction with our direct marketing campaign and other sales and marketing initiatives, a $6.2 million increase in payroll related costs and a $1.9 million increase in sales commission expenses driven by higher sales levels. The remaining increase was attributed to higher stock-based compensation expenses, higher travel expenses and higher public relations expenses during the year ended December 31, 2012. The increase in these expenses is directly related to the growth of our sales and marketing organization.
General and administrative. General and administrative expenses increased by $5.6 million, or 49%, to $16.9 million in 2012 compared to $11.3 million for the same period in 2011. The increase in general and administrative expenses was primarily due to a $2.8 million increase in legal expenses primarily related to our ongoing litigation and IP enforcement activities, a $2.3 million increase in payroll related costs and higher stock-based compensation expenses by $2.0 million. Consulting, recruiting and travel expenses also increased during the year ended December 31, 2012. The increase was partially offset by lower accounting fees of $1.2 million incurred during the year ended December 31, 2012 compared to the prior year. Higher accounting fees during the year ended December 31, 2011, were incurred in the preparation for our initial public offering, or IPO. The increase in payroll related costs was attributed to a higher headcount and severance costs recognized during the year ended December 31, 2012. The stock-based compensation expense for the year ended December 31, 2012, included $0.7 million in modification charges incurred in connection with the severance packages to our former executives.

Interest Income (Expense) and Other Income (Expense), Net (in thousands, except for percentages):

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Interest income (expense), net	$129	$(93)	$222	(239)%
% of total revenues	—%	—%
Other income (expense), net	$(92)	$(765)	$673	(88)%
% of total revenues	—%	(1)%
Interest income (expense), net. Interest income (expense), net was an income of $0.1 million in 2012 compared to an expense of $0.1 million in 2011. During 2012, interest income was earned on our available-for-sale securities. During 2011, interest expense was incurred in relation to our note payable that was paid in full in the quarter ended March 31, 2012.
Other income (expense), net. Other income (expense), net, in 2012 was an expense of $0.1 million compared to $0.8 million of expense in 2011. Higher expense in prior year was related to the loss incurred on the change in the fair value of the convertible preferred stock warrant.
Comparison of Years Ended December 31, 2011 and 2010
Revenues (in thousands, except for percentages):

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
Revenues
Systems	$46,552	$21,094	$25,458	121%
Consumable revenues	21,592	4,367	17,225	394%
Total revenues	$68,144	$25,461	$42,683	168%
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
Consumable revenues. Consumable revenues increased by $17.2 million to $21.6 million in 2011 compared to $4.4 million in 2010. Consumable revenues represented 32% and 17% of total revenues for 2011 and 2010, respectively. The increase in consumable revenues was primarily due to the growth of our installed worldwide base of CoolSculpting Systems, and an increased number of procedures performed by our physician customers driven by our targeted physician and consumer marketing programs.

Cost of Revenues and Gross Profit (in thousands, except for percentages):

	Year Ended
	December 31,
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

Gross profit was $42.0 million, or 62% of total revenues, in 2011, compared to $13.2 million, or 52% of total revenues, in 2010. Higher gross profit as a percentage of revenues was driven by an increase in consumable revenues as a percentage of total revenues and reduction of manufacturing costs.

Operating Expenses (in thousands, except for percentages):

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
Operating expenses:
Research and development	$10,488	$8,222	$2,266	28%
% of total revenues	15%	32%
Sales and marketing	$28,953	$11,987	$16,966	142%
% of total revenues	42%	47%
General and administrative	$11,299	$5,873	$5,426	92%
% of total revenues	17%	23%
Total operating expenses	$50,740	$26,082	$24,658	95%
Research and development. Research and development expenses increased by $2.3 million, or 28%, to $10.5 million in 2011 compared to $8.2 million in 2010. The increase in research and development expenses was primarily due to an increase in payroll related costs of $0.6 million resulting from an increase in headcount, a higher stock-based compensation expense by approximately $0.4 million and an increase in development costs of $0.9 million, consisting mostly of $0.4 million in CoolFlex product related write-offs pursuant to the discontinuation of the CoolFlex program, $0.3 million in research and development material costs and $0.1 million in engineering design costs. The remaining increase is attributed to higher travel expenses in 2011.
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

Interest Income (Expense) and Other Income (Expense), Net (in thousands, except for percentages):

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
Interest income (expense), net	$(93)	$(497)	$404	(81)%
% of total revenues	—%	(2)%
Other income (expense), net	$(765)	$(120)	$(645)	538%
% of total revenues	(1)%	—%

Interest income (expense), net. Interest income (expense), net was an expense of $0.1 million for 2011 compared to an expense of $0.5 million in 2010. The decrease in interest income (expense), net was primarily due to the conversion of our bridge loan into the Series D-1 convertible preferred stock financing in May 2010.
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

As of December 31, 2012, we had $58.6 million of cash and cash equivalents, short-term and long-term investments.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of December 31, 2012, 2011 and 2010, as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash and cash equivalents	$22,876	$83,908	$12,667
Short-term investments	22,563	—	—
Long-term investments	13,141	—	—
Total	$58,580	$83,908	$12,667

Working capital	$49,590	$84,086	$7,694

Summary Statement of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
Net cash used in operating activities	$(26,626)	$(10,296)	$(7,651)
Net cash used in investing activities	(37,507)	(8,405)	(1,870)
Net cash provided by financing activities	3,101	89,942	19,088
Net (decrease) increase in cash and cash equivalents	$(61,032)	$71,241	$9,567

Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Operating activities.
Net cash used in operating activities was $26.6 million during the year ended December 31, 2012, resulting primarily from our net loss of $30.1 million and a net change in operating assets and liabilities of $3.9 million, offset by non-cash items of $7.4 million. Non-cash items for the year ended December 31, 2012, consisted primarily of a stock-based compensation expense of $5.0 million and depreciation and amortization expense of $1.6 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $6.6 million attributed to the preparation of our transition from the use of OnCore Manufacturing LLC, to manufacture and supply to us our CoolSculpting control units, certain of our applicators and our CoolCards to our in-sourcing of these services and an increase in accounts receivable of $2.5 million attributed to a larger number of customers with credit terms that reduced our cash flow from operating activities, partially offset by an increase in accounts payable, accrued and other non-current liabilities of $5.4 million mainly due to higher advertising expenses and physician and patient rebates that were introduced as part of certain marketing programs in fiscal year 2012 that increased our cash flow from operating activities.

Net cash used in operating activities was $10.3 million during the year ended December 31, 2011, resulting primarily from our net loss of $9.6 million. Non-cash items including depreciation and amortization, stock-based compensation, change in fair value of preferred stock warrant liability, amortization of debt discount and loss on disposal of property and equipment resulted in net increase of $4.1 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $4.3 million, an increase in inventory of $2.3 million and an increase in prepaid and other assets of $1.4 million offset by an increase of $3.5 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers with credit terms in 2011 compared to 2010. The increase in inventory was due to purchases of inventory component parts and finished goods to fulfill customer orders as demand for our systems increased. The increase in prepaid and other assets was primarily driven by additional insurance costs and higher prepayments for trade shows and other marketing and sales events. The increase in accounts payable and accrued liabilities during 2011 was due to increased expenses incurred as a result of the growth in our business activities, higher accrued compensation due to higher headcount and sales related expenses such as commissions, higher warranty and royalty accruals as a result of an increase in system sales and an increase in total revenue, respectively.
Net cash used in operating activities was $7.7 million during the year ended December 31, 2010, and consisted of a net loss of $13.5 million, offset by non-cash items of $2.0 million and a net change in operating assets and liabilities of $3.9 million. Non-cash items for the year ended December 31, 2010, consisted primarily of depreciation expense of $0.6 million and stock-based compensation expense of $1.3 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $1.2 million offset by increases of $5.4 million in accounts payable, accrued and other non-current liabilities and a decrease in accounts receivable of $0.4 million. The increase in inventory was due to purchases of inventory component parts and finished goods to fulfill customer orders as demand for our systems increased. The increase in accounts payable and accrued liabilities during 2010 was due to the increased purchases and expenses incurred as product demand increased and higher accrued compensation due to higher headcount and sales related expenses such as commissions and bonuses.
Investing activities.
Net cash used in investing activities was $37.5 million, $8.4 million and $1.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. In 2012, the net cash used in investing activities was primarily attributable to our net purchases of $49.4 million of short-term and long-term investments and purchases of $1.4 million of property and equipment and offset in part by our receipt of $13.5 million upon the maturity of investments. In 2011, we made and capitalized milestone payments under our license agreement with Massachusetts General Hospital, or MGH, in the amount of $7.0 million and purchased $1.6 million of property and equipment that reduced our cash flows from investing activities. This decrease was partly offset by the change in our restricted cash by $0.2 million. In 2010, we capitalized a $1.1 million milestone payment under our license agreement with MGH and purchased $0.7 million of property and equipment. Purchases of property and equipment were primarily for tooling equipment to support our research and development and manufacturing activities.
Financing activities.
Net cash provided by financing activities during the year ended December 31, 2012, of $3.1 million consisted of $3.2 million proceeds received from the issuance of common stock upon the exercise of stock options and $0.2 million of proceeds from the payment of the note receivable by a stockholder, offset in part by the repayment of notes payable of $0.3 million to Silicon Valley Bank.
Net cash provided by financing activities during the year ended December 31, 2011, of $89.9 million consisted primarily of IPO proceeds of $90.7 million, net of underwriter discount and issuance costs. Cash received for other issuances of common stock and warrants during the year amounted to $0.6 million, while repayment of notes payable accounted for $1.3 million that reduced the cash flows from financing activities.
Net cash provided by financing activities during the year ended December 31, 2010, of $19.1 million consisted of net proceeds from the sale of our Series D convertible preferred stock of $15.1 million, proceeds from the issuance of the second tranche of a bridge loan of $5.0 million, and $0.3 million from the issuance of common stock upon the exercise of stock options offset in part by repayment of notes payable of $1.2 million.
Our cash, cash equivalents and investments declined during 2012.  Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments
We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of December 31, 2012 (in thousands):

	Payments due in Fiscal Year
	2013	2014-2015	2016-2017	After 2017	Total
Contractual Obligations:
Operating lease obligations	$1,218	$1,198	$—	$—	$2,416
Purchase commitments	2,218	—	—	—	2,218
Total	$3,436	$1,198	$—	$—	$4,634
MGH Royalty Payments
In May 2005, we entered into an agreement with MGH to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting System. As defined in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.
Loan Agreement
On January 14, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to us in three separate tranches. Tranche A, for $1.5 million, was received by us in January 2009. Tranche B, for $2.0 million, was received by us on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009 and was not drawn upon. The notes payable were collateralized by substantially all the assets of ZELTIQ, excluding intellectual property. The notes carried an interest rate of 7.28% per annum. The repayment of principal, plus interest, was via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche.
On January 14, 2009, in accordance with the Loan Agreement, we issued a warrant to Silicon Valley Bank to purchase 47,683 shares of Series C preferred stock at $3.67 per share. The fair value of this warrant was recorded as a debt discount at issuance and has been amortized to interest expense over the term of the notes.
During the quarter ended March 31, 2012, the remaining loan balance of $0.3 million and the final payment of 5.75% of the advanced amount, or $0.2 million, were paid in full to Silicon Valley Bank.
Lease Commitments
Our facility lease agreement was amended in August 2012 to extend the lease term through December 31, 2014, for our facility in Pleasanton, California. We also occupy a manufacturing facility and a warehouse in Dublin, California, under leases which extend through December 2014. The Dublin warehouse facility's lease includes a clause which allows the landlord, in its sole discretion, to cancel the lease, in certain circumstances, upon six months written notice. We also occupy an office space in Gatwick, United Kingdom, under a lease which extends through September 2013, as well as in Dubai, United Arab Emirates, under a lease which extends through March 2013. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2012 , 2011 and 2010 was $1.2 million, $0.9 million and $0.7 million, respectively.
Future minimum lease payments under the non-cancellable operating leases as of December 31, 2012, are as follows (in thousands):

Year Ending December 31,	Amount
2013	1,218
2014	1,198
Total future minimum lease payments	$2,416

 Purchase Commitments
We had non-cancellable purchase obligations to contract manufacturers and suppliers for $2.2 million at December 31, 2012, which are all payable in 2013.
Product Warranty
We provide a standard limited warranty on our products, generally three years for control units and one year for applicators. For our direct customers in Europe, we offer a one-year standard warranty on our CoolSculpting control units. We accrue for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.
The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2012	2011
Balance at the beginning of the period	$742	$519
Accruals for warranties issued	869	905
Adjustments to pre-existing warranties	108	—
Settlements of warranty claims	(817)	(682)
Balance at the end of the period	$902	$742

Legal Matters
On March 13, 2012, an alleged purchaser of our publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in our Form S-1, and the amendments thereto, issued in connection with our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding our underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  On August 24, 2012, we filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. On November 9, 2012, the court sustained our demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint seeks compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. We filed our response to the second amended complaint, and we believe the lawsuit to be without merit and intend to vigorously defend it.  We believe there is insufficient evidence to indicate whether there is a reasonable possibility that a loss has been incurred as of December 31, 2012, nor can we estimate the range of potential loss.
Severance
Effective April 3, 2012, our Vice President of North American Sales resigned from our company.  On April 18, 2012, our then President and CEO resigned from the positions he held with us. As a result of these resignations, we incurred $0.9 million in costs associated with the termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the year ended December 31, 2012.  As of December 31, 2012, approximately $0.5 million of the termination benefits had been paid.  The liability related to these costs as of December 31, 2012 was $0.4 million.
Subsequent to these resignations, during the second quarter of 2012, we made a decision to terminate several employees. As a result of these terminations, we incurred approximately $0.8 million in termination benefits, which were recorded as part of operating expenses in our consolidated statement of operations. As of December 31, 2012, approximately $0.8 million of the termination benefits had been paid.  The liability remaining related to these costs as of December 31, 2012, is insignificant.

No similar costs were incurred during the years ended December 31, 2011 or 2010.

Related Party Transactions

Notes Receivable from a Stockholder
In December 2007, we issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $0.2 million. The promissory notes bore interest from the date of issuance until January 1, 2010, at a rate of 4.72% per annum compounded annually and last bore interest at a rate of 4.00% per annum, and were collateralized by the related common stock and the executive’s assets. The executive separated from ZELTIQ on December 3, 2010. The promissory notes were due and payable in full (including all accrued and unpaid interest) upon nine months following our initial public offering of our common stock. These notes receivable were related to a prior exercise of stock options and were recorded as a contra stockholders’ equity account.
In July 2012, the promissory notes were paid in full.
Brazilian Distribution Agreement
We entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of ZELTIQ, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement for the years ended December 31, 2012 and 2011, was $2.5 million and $2.0 million, respectively, and the accounts receivable balance as of December 31, 2012 and 2011, was $0.1 million and $0.2 million, respectively.

Recent Accounting Pronouncements
On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. We will adopt this guidance effective January 1, 2013 and we do not anticipate the adoption to have an impact on our consolidated financial statements.
Off-balance Sheet Arrangements
As of December 31, 2012, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
In the normal course of business, we enter into contracts that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims, and we believe that the estimated fair value of these indemnification obligations is minimal and we have not accrued any amounts for these obligations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. Our exposure to foreign currency exchange risk has been insignificant because the majority of our revenues and our expenses are incurred and paid in U.S. dollars.
Interest Rate Fluctuations
We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair market value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2012, we had approximately $35.7 million invested in available-for-sale short-term and long-term investments. There were no such investments as of December 31, 2011. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2012, and therefore, we are not subject to risks from immediate interest rate decreases.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Foreign Exchange
Our exposure to foreign currency exchange risk has been insignificant because our revenues and our expenses are generally incurred and paid in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZELTIQ Aesthetics, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of ZELTIQ Aesthetics, Inc. and its subsidiary at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012.) We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 13, 2013

ZELTIQ Aesthetics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,876	$83,908
Short-term investments	22,563	—
Accounts receivable, net	7,133	4,941
Inventory	10,871	4,476
Prepaid expenses and other current assets	3,600	2,385
Total current assets	67,043	95,710
Long-term investments	13,141	—
Restricted cash	469	255
Property and equipment, net	2,336	2,144
Intangible asset, net	7,181	7,882
Other assets	99	8
Total assets	$90,269	$105,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,976	$4,061
Accrued liabilities	11,076	6,878
Deferred revenue	1,401	375
Current portion of notes payable	—	310
Total current liabilities	17,453	11,624
Other non-current liabilities	236	72
Total liabilities	$17,689	$11,696
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at December 31, 2012 and December 31, 2011; 35,852,105 and 33,997,809 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	39	37
Additional paid-in capital	186,287	178,122
Notes receivable from a stockholder	—	(245)
Accumulated other comprehensive income	8	—
Accumulated deficit	(113,754)	(83,611)
Total stockholders’ equity	72,580	94,303
Total liabilities and stockholders’ equity	$90,269	$105,999
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2012	2011	2010
Revenues	$76,194	$68,144	$25,461
Cost of revenues	25,506	26,101	12,295
Gross profit	50,688	42,043	13,166
Operating expenses:
Research and development	12,693	10,488	8,222
Sales and marketing	51,167	28,953	11,987
General and administrative	16,867	11,299	5,873
Total operating expenses	80,727	50,740	26,082
Loss from operations	(30,039)	(8,697)	(12,916)
Interest income (expense), net	129	(93)	(497)
Other income (expense), net	(92)	(765)	(120)
Loss before provision for income taxes	(30,002)	(9,555)	(13,533)
Provision for income taxes	141	48	—
Net loss	(30,143)	(9,603)	(13,533)
Cumulative dividends on convertible preferred stock	—	(5,099)	(5,426)
Net loss attributable to common stockholders	$(30,143)	$(14,702)	$(18,959)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(1.96)	$(20.19)
Weighted average shares of common stock outstanding used in computing net loss attributable to common stockholders, basic and diluted	34,776,380	7,506,282	939,028

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net loss	$(30,143)	$(9,603)	$(13,533)
Other comprehensive income
Changes in unrealized gains on available-for-sale securities	8	—	—
Other comprehensive income	8	—	—
Comprehensive loss	$(30,135)	$(9,603)	$(13,533)

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Convertible Stock Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2009	14,331,921	$63,054	864,371	$3	$—	$(245)	$—	$(66,900)	$(67,142)

Issuance of common stock upon exercise of stock options	—	—	353,669	1	272	—	—	—	273
Repurchase of common stock	—	—	(1,873)	—	(1)	—	—	—	(1)
Vesting of restricted shares in prior periods	—	—	—	—	49	—	—	—	49
Issuance of Series D-1 convertible preferred stock for conversion of convertible notes payable	3,864,642	10,354	—	—	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock for cash, net of issuance costs of $124	3,046,966	8,039	—	—	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $48	2,138,235	7,015	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,287	—	—	—	1,287
Cumulative dividends on Series A, Series B, Series C and Series D convertible preferred stock	—	5,426	—	—	(1,607)	—	—	(3,819)	(5,426)
Net loss	—	—	—	—	—	—	—	(13,533)	(13,533)
Balance at December 31, 2010	23,381,764	$93,888	1,216,167	$4	$—	$(245)	$—	$(84,252)	$(84,493)

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Convertible Stock Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2010	23,381,764	$93,888	1,216,167	$4	$—	$(245)	$—	$(84,252)	$(84,493)

Issuance of common stock upon exercise of stock options	—	—	553,023	1	591	—	—	—	592
Issuance of restricted stock for services	—	—	11,495	—	34	—	—	—	34
Revision to correct prior accretion on convertible preferred stock	—	(12,724)	—	—	2,480	—	—	10,244	12,724
Exercise of common stock warrants for cash	—	—	58,159	—	3	—	—	—	3
Conversion of preferred stock into common stock upon initial public offering	(23,381,764)	(81,164)	24,415,965	24	81,140	—	—	—	81,164
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	921	—	—	—	921
Issuance of common stock in initial public offering, net of underwriter discount of $7,046 and issuance costs of $2,931	—	—	7,743,000	8	90,674	—	—	—	90,682
Stock-based compensation	—	—	—	—	2,279	—	—	—	2,279
Net loss	—	—	—	—	—	—	—	(9,603)	(9,603)
Balance at December 31, 2011	—	$—	33,997,809	$37	$178,122	$(245)	$—	$(83,611)	$94,303
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Convertible Stock Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2011	—	$—	33,997,809	$37	$178,122	$(245)	$—	$(83,611)	$94,303

Issuance of common stock upon exercise of stock options	—	—	1,612,233	2	2,667	—	—	—	2,669
Issuance of common stock in connection with ESPP	—	—	133,363	—	497	—	—	—	497
Proceeds for repayment of notes receivable from a stockholder	—	—	—	—	—	245	—	—	245
Issuance of common stock upon vesting of RSUs	—	—	106,959	—	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	1,741	—	12	—	—	—	12
Stock-based compensation	—	—	—	—	4,989	—	—	—	4,989
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(30,143)	(30,143)
Comprehensive loss	—	—	—	—	—	—	—	—	(30,135)
Balance at December 31, 2012	—	$—	35,852,105	$39	$186,287	$—	$8	$(113,754)	$72,580
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,143)	$(9,603)	$(13,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602	826	565
Stock-based compensation	4,989	2,279	1,287
Change in fair value of preferred stock warrant liability	—	664	111
Deferred income tax provision (benefit)	(66)	—	—
Amortization of debt discount	—	49	49
Amortization and accretion of discount and premium on investments	212	—	—
Provision for doubtful accounts receivable	290	—	—
Issuance of common stock for services	12	34	—
Provision for excess and obsolete inventory	183	—	—
Loss on disposal of property and equipment	192	291	—
Changes in operating assets and liabilities:
Accounts receivable	(2,482)	(4,328)	418
Inventory	(6,578)	(2,312)	(1,161)
Prepaid expenses and other assets	(1,240)	(1,400)	(740)
Deferred revenue, net of deferred costs	1,026	(316)	(45)
Accounts payable, accrued and other non-current liabilities	5,377	3,520	5,398
Net cash used in operating activities	(26,626)	(10,296)	(7,651)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(58,658)	—	—
Sale of investments	9,250	—	—
Maturity of investments	13,500	—	—
Purchase of property and equipment	(1,385)	(1,575)	(736)
Purchase of intangible asset	—	(7,000)	(1,050)
Restricted cash	(214)	170	(84)
Net cash used in investing activities	(37,507)	(8,405)	(1,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	—	5,000
Repayment of notes payable	(310)	(1,335)	(1,238)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	15,054
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and issuance costs	—	90,682	—
Proceeds from repayment of note receivable by a stockholder	245	—	—
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	3,166	595	273
Repurchase of common stock	—	—	(1)
Net cash provided by financing activities	3,101	89,942	19,088
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,032)	71,241	9,567
CASH AND CASH EQUIVALENTS—Beginning of period	83,908	12,667	3,100
CASH AND CASH EQUIVALENTS—End of period	$22,876	$83,908	$12,667
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Notes to Consolidated Financial Statements
1. The Company and Basis of Presentation
ZELTIQ Aesthetics, Inc. (“we” or the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Its first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges that may not respond to diet or exercise. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. The Company generates revenues from sales of our CoolSculpting System and from sales of consumables when our physician customers pay for each CoolSculpting procedure.
In August 2011, the Company incorporated ZELTIQ Limited as a wholly-owned subsidiary in the United Kingdom to serve as its sales office for direct sales in Europe.
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
Initial Public Offering
On October 24, 2011, the Company completed its initial public offering, or IPO, of 8,050,000 shares of common stock at an offering price of $13.00 per share, of which 7,743,000 shares were sold by the Company and 307,000 shares were sold by existing stockholders. The Company received net proceeds of approximately $90.7 million, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The primary estimates underlying our financial statements include the value of revenue elements, product warranty, inventory valuation, allowance for doubtful accounts receivable, assumptions regarding variables used in calculating the fair value of our equity awards, fair value of investments, useful lives of intangibles, income taxes and contingent liabilities. Actual results could differ from those estimates.
Significant Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing FDA Quality System Regulation, the FDA may withdraw its market clearance or take other action. The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company's manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA's Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede the Company's ability to meet demand.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Our cash equivalents and marketable securities are held in safekeeping by large, credit worthy financial institutions. The Company invests our excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on our deposits of cash and cash equivalents.
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the related invoices. At December 31, 2012 and 2011, the Company's allowance for doubtful accounts was $0.3 million and $40,000, respectively.
The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 31, 2012, 2011 and 2010 (in thousands):

Description	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year ended December 31, 2010	$—	$109	$47	$62
Year ended December 31, 2011	62	50	72	40
Year ended December 31, 2012	40	329	39	330
As of December 31, 2012 and 2011, no individual customer accounted for 10% or more of the Company's accounts receivable. Furthermore, no customer accounted for greater than 10% of total revenues during the years ended December 31, 2012, 2011 and 2010, respectively.
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
Capitalized Software
The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs mainly include external direct costs utilized in developing or obtaining the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The capitalized costs associated with internal-use software are depreciated on a straight-line basis over each asset's estimated useful life, which is generally three years.
Restricted Cash
At December 31, 2012 and 2011, cash of $0.5 million and $0.3 million, respectively, was restricted from withdrawal and held by banks in the form of certificates of deposit. At December 31, 2012, the certificates of deposit were held as collateral for the facility lease agreement in Pleasanton, California, statutory French VAT requirement and for UK banking facilities. At December 31, 2011, the certificates of deposit were held primarily as collateral for the facility lease agreement in Pleasanton, California.

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
Impairment of Long-lived Assets
The Company reviews property and equipment and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the assets' fair value determined using the projected discounted future net cash flows arising from the asset. Through December 31, 2012, there have been no such impairments.

Revenue Recognition
The Company’s revenues are derived from the sales of the CoolSculpting System, consisting of a control unit and applicators, and from procedure packs, consisting of consumables and CoolCards. Embedded software exists in the CoolCard product to permit the Company’s physician customers to perform a fixed number of CoolSculpting procedures. This software is not marketed separately from the CoolSculpting System or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting System is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post-contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC. The Company earns revenue from the sale of its products to physicians and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenues are deferred in the event that any of the revenue recognition criteria is not met.

Persuasive Evidence of an Arrangement. The Company uses contracts or customer purchase orders to determine the existence of an arrangement.

Transfer of title. Our standard terms generally specify that title transfers upon shipment to the customer. The Company uses third party shipping documents to verify that title has transferred.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price, or ESP, of each element to determine the relative selling price. The relative selling prices for control units, applicators and CoolCards are based on established price lists and separate, stand-alone sales of these elements. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company’s products do not require maintenance or support.
Cost of Revenues
Cost of revenues consists primarily of cost of finished and semi-finished products purchased from our third-party suppliers, labor, material, and overhead involved in our internal manufacturing processes, technology amortization and royalty fees and cost of product warranty. In the event that a revenue transaction is deferred, the corresponding cost associated with the transaction will also be deferred.
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
Advertising costs
The cost of advertising and media is expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising costs totaled $12.0 million, $1.9 million and $0.2 million, respectively.
Product Warranty
The Company provides a standard limited warranty on its products, three years for control units and one year for applicators. For our direct customers in Europe, the Company offers a one-year standard warranty on our CoolSculpting control units. The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenues and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.
The Company offers an extended warranty of up to two years on both our CoolSculpting control units and CoolSculpting vacuum applicators. The Company recognizes the revenues from the sale of an extended warranty over the extended warranty coverage period. Our revenue and related obligations from sale of extended warranties to date has not been significant.
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
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. The Company estimates our provision for income taxes and amounts ultimately payable or recoverable in multiple tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. The Company is required to evaluate the realizability of our deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers all available positive and negative evidence giving greater weight to our recent cumulative losses and our ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.
The Company recognizes and measures uncertain tax positions taken or expected to be taken in a tax return if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that our reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss), and other comprehensive income (loss). In the year ended December 31, 2012, other comprehensive income (loss) consisted of unrealized gains on available-for-sale securities of approximately $8,000. Through December 31, 2011, the components of other comprehensive income (loss) were not significant, individually or in the aggregate.

Recent Accounting Pronouncements
On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The Company will adopt this guidance effective January 1, 2013 and does not anticipate the adoption to have an impact on its consolidated financial statements.
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
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at December 31, 2012.
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
The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$18,274	$—	$—	$18,274
Short-term investments:
U.S. Agency securities	—	11,077	—	11,077
Corporate bonds	—	8,417	—	8,417
Commercial paper	—	1,998	—	1,998
Certificates of deposit	1,071	—	—	1,071
Long-term investments:
U.S. Agency securities	—	7,753	—	7,753
Corporate bonds	—	5,388	—	5,388
	$19,345	$34,633	$—	$53,978

	As of December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$81,022	$—	$—	$81,022

During the years ended December 31, 2012 and 2011, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3.

The Company did not hold any Level 3 assets or liabilities at December 31, 2012 and at December 31, 2011. The changes in the fair value of the Company’s Level 3 financial liabilities during the year ended December 31, 2011 are summarized below (in thousands):

December 31, 2011
Fair value of convertible preferred stock warrant liability—beginning of period	$257
Change in fair value of the convertible preferred stock warrant liability	664
Reclassification of fair value of convertible preferred stock warrants to additional paid-in capital upon initial public offering	$(921)
Fair value of convertible preferred stock warrant liability—end of period	$—
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
4. Balance Sheet Components

Investments
The Company had no short-term and long-term investments as of December 31, 2011. The Company's short-term and long-term investments as of December 31, 2012 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$11,071	$6	$—	$11,077
Corporate bonds	8,414	3	—	8,417
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,071	—	—	1,071
Total	$22,554	$9	$—	$22,563

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,750	$3	$—	$7,753
Corporate bonds	5,392	1	(5)	5,388
Total	$13,142	$4	$(5)	$13,141
For the year ended December 31, 2012, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2012 are as follows (in thousands):

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$30,304	$30,316
Due in one year to five years	5,392	5,388
	$35,696	$35,704
When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.  The Company believes that the unrealized losses are not other-than-temporary and none of the Company's investments have been in a loss position for greater than nine months. The Company does not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Inventory
Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs of $0.2 million were recorded for the year ended December 31, 2012. There were no such write-downs in the years ended December 31, 2011 and December 31, 2010. The components of inventory consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$8,302	$2,336
Finished goods	2,569	2,140
Total inventory	$10,871	$4,476
Property and equipment, net
Property and equipment, net comprised the following (in thousands):

	December 31,
	2012	2011
Lab equipment, tooling and molds	$1,987	$1,314
Computer software	1,243	1,064
Computer equipment	753	476
Leasehold improvements	636	329
Furniture and fixtures	288	260
Vehicles	35	35
Total property and equipment	4,942	3,478
Less: Accumulated depreciation and amortization	(2,610)	(1,802)
Construction in progress	4	468
Property and equipment, net	$2,336	$2,144
Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2012	2011
Accrued payroll and employee related expenses	$3,430	$2,708
Accrued marketing expenses	3,287	364
Accrued royalty	1,343	1,307
Sales and other taxes payable	1,177	652
Accrued warranty	902	742
Accrued legal expenses	415	864
Other accrued liabilities	522	241
Total accrued liabilities	$11,076	$6,878

Product Warranty

The product warranty accrual as of December 31, 2012 and 2011 consists of the following activity (in thousands):

	December 31,
	2012	2011
Balance at the beginning of the period	$742	$519
Accruals for warranties issued	869	905
Adjustments to pre-existing warranties	108	—
Settlements of warranty claims	(817)	(682)
Balance at the end of the period	$902	$742

5. License Agreement with Massachusetts General Hospital

In May 2005, the Company entered into an exclusive license agreement with the General Hospital Corporation, a not for profit Massachusetts corporation, which owns and operates the Massachusetts General Hospital, or MGH. This agreement was amended and restated in September 2011. Under this agreement, the Company obtained an exclusive license to develop and commercialize the patent and the core technology that underlies its CoolSculpting System. The Company conducted development from 2005 through 2009, and thereafter started commercialization of the products. The agreement will remain in full force and effect for the later of (i) the life of any patents that issue from the underlying patent applications, which are expected to expire in 2023 or (ii) one year after the last commercial sale for which a royalty is due to MGH, unless terminated in accordance with its terms and conditions. MGH may terminate the agreement upon the Company's insolvency, failure to maintain insurance, material breach of the agreement including failure to satisfy the Company's post-sales requirements, or failure to make required payments. The Company may terminate the agreement for any reason upon 90 days' advance written notice to MGH. The Company has complied with its contractual requirements to date.
The Company is obligated to make various payments to MGH, including (i) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting and (ii) milestone payments. During the year ended December 31, 2010, the Company paid MGH a $1.1 million milestone payment upon receipt of FDA clearance to market its CoolSculpting System for the selective reduction of fat. The remaining milestone payments including (i) $1 million due upon achieving cumulative net sales (as defined in the agreement) of $70 million and (ii) $6 million due upon the earlier to occur of achieving cumulative net sales (as defined in the agreement) of $200 million, or the completion of a qualifying initial public offering were made during the quarter ended December 31, 2011. As of December 31, 2011, the Company had completed all the milestones associated with the license agreement with MGH and had no milestone payments to MGH outstanding.

All payments made to MGH prior to the FDA product approval were expensed as incurred as research and development costs. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the FDA approval were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenues using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent. Royalty payments are accrued as the Company recognizes revenues, and are included in cost of revenues.
The intangible asset, net comprised the following (in thousands):

	December 31, 2012	December 31, 2011
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(869)	(168)
Intangible asset, net	$7,181	$7,882

The amortization expense of the intangible asset was $0.7 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. The total estimated annual future amortization expense of this intangible asset as of December 31, 2012 is as follows (in thousands):

Fiscal Year
2013	$701
2014	701
2015	701
2016	701
2017	701
Thereafter	3,676
Total	$7,181

6. Notes Payable
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
7. Related Party Transactions
Notes Receivable from a Stockholder
In December 2007, the Company issued 445,509 shares of its common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $0.2 million. The promissory notes bore interest from the date of issuance until January 1, 2010 at a rate of 4.72% per annum compounded annually and last bore interest at a rate of 4.00% per annum, and were collateralized by the related common stock and the executive’s assets. The executive separated from the Company on December 3, 2010. The promissory notes were due and payable in full (including all accrued and unpaid interest) upon nine months following the Company’s initial public offering of its common stock. These notes receivable were related to a prior exercise of stock options and were recorded as a contra stockholders’ equity account.
In July 2012, the promissory notes were paid in full.
Brazilian Distribution Agreement
The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011 and amended on February 27, 2012 and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the years ended December 31, 2012 and 2011 was $2.5 million and $2.0 million, respectively, and the accounts receivable balance as of December 31, 2012 and 2011 was $0.1 million and $0.2 million.

8. Commitments and Contingencies
Lease Commitments
The Company's facility lease agreement was amended in August 2012 to extend the lease term through December 31, 2014 for the Company's facility in Pleasanton, California. The Company also occupies a manufacturing facility and a warehouse in Dublin, California, under leases which extend through December 2014. The Dublin warehouse facility's lease includes a clause which allows the landlord, in its sole discretion, to cancel the lease, in certain circumstances, upon six months written notice. The Company also occupies an office space in Gatwick, United Kingdom, under a lease which extends through September 2013, as well as in Dubai, United Arab Emirates, under a lease which extends through March 2013. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2012 , 2011 and 2010 was $1.2 million, $0.9 million and $0.7 million, respectively.
Future minimum lease payments under the non-cancellable operating leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Amount
2013	$1,218
2014	1,198
Total future minimum lease payments	$2,416

Purchase Commitments
The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $2.2 million at December 31, 2012, which were all payable in 2013.

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
On March 13, 2012, an alleged purchaser of the Company's publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that the Company made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the Company's initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933.  On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the Company's underwriters as defendants.  All four cases were consolidated and a consolidated complaint was deemed operative.  On August 24, 2012, the Company filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss the Company's outside directors and its underwriters from the litigation without prejudice. On November 9, 2012, the court sustained the Company's demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint seeks compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. The Company has filed its response to the second amended complaint, and believes the lawsuit to be without merit and intends to vigorously defend it.  The Company believes there is insufficient evidence to indicate whether there is a reasonable possibility that a loss has been incurred as of December 31, 2012, nor can it estimate the range of potential loss.
Indemnifications
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide for general indemnifications. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims , and the Company believes that the estimated fair value of these indemnification obligations is minimal and has not accrued any amounts for these obligations.

Severance
Effective April 3, 2012, the Company's Vice President of North American Sales resigned from the Company.  On April 18, 2012, our President and CEO resigned from the positions he held with the Company. As a result of these resignations, the Company incurred $0.9 million in costs associated with the termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the year ended December 31, 2012.  As of December 31, 2012, approximately $0.5 million of the termination benefits had been paid.  The liability related to these costs as of December 31, 2012 was $0.4 million.

Subsequent to these resignations, during the second quarter of 2012, the Company made a decision to terminate several employees. As a result of these terminations, the Company incurred approximately $0.8 million in termination benefits, which were recorded as part of operating expenses in our consolidated statement of operations. As of December 31, 2012 approximately $0.8 million of the termination benefits had been paid.  The liability remaining related to these costs as of December 31, 2012 is insignificant.

No similar costs were incurred during the years ended December 31, 2011 or 2010.

9. Stockholders' Equity
Preferred Stock
The Company's Certificate of Incorporation, as amended in October 2011, authorizes the Company to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. In connection with the IPO, all of the Company's outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock. At December 31, 2012 and 2011, the Company had no preferred stock issued or outstanding. The rights, preferences and privileges of the Series A, Series B, Series C and Series D convertible preferred were as follows:
Voting
Each holder of outstanding shares of Series A, Series B, Series C, and Series D convertible preferred stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which such holder's shares of Series A, Series B, Series C, and Series D were convertible as of the record date.
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
During the year ended December 31, 2011, it was determined that, on April 18, 2008, an amendment to the Company's Articles of Incorporation had removed a previously stated redemption date from its provisions. As a result, accretion of cumulative dividends on convertible preferred stock was no longer required. The statement of convertible preferred stock and stockholders' deficit includes the revision to correct amounts accreted between April 18, 2008 and December 31, 2010 as a result of this matter.
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
Each share of Series A, Series B, Series C, and Series D convertible preferred stock was to convert into shares of common stock at the then effective conversion price for each such share immediately upon the earlier of (i) the Company's sale of its common stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, which has a Company valuation above $175 million and results in aggregate gross proceeds to the Company of at least $30 million, or (ii) the date specified by the written consent or agreement of the holders of at least 60% of the then outstanding shares of Series A, Series B, Series C, and Series D convertible preferred stock.
Liquidation
Upon liquidation, dissolution, or winding up of the Company, or upon a change of control or a sale of substantially all of the Company's assets, the holders of outstanding Series D convertible preferred stock were entitled to receive, prior and in preference to any distribution to the holders of shares of common stock or Series A, Series B, or Series C convertible preferred stock, an amount per share equal to the greater of (i) Series D original issue price ($2.68 for Series D-1 shares and $3.30 for Series D-2 shares) plus cumulative dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid, or (ii) an amount that would have been paid had such share been converted into common stock immediately prior to such liquidation. After distribution to the holder of Series D convertible preferred stock, the holders of outstanding Series A, Series B, and Series C convertible preferred stock were entitled to receive, prior and in preference to any distribution to the holders of shares of common stock, an amount per share equal to the greater of (i) the Series A, Series B, or Series C original issue price plus dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) an amount that would have been payable had such share been converted into common stock immediately prior to such liquidation. The remaining assets would be distributed to holders of the Company's common stock.
Other Matters
The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was not redeemable. The Company classified the convertible preferred stock outside of stockholders' deficit because the shares contain liquidation features that are not solely within the Company's control.
The Company has performed ongoing assessments of all terms and features of its convertible preferred stock to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of its convertible preferred stock, including conversion, liquidation and redemption features, as well as dividend and voting rights. Based on the Company's determination that each series of its convertible preferred stock was an “equity host,” the Company determined that the features of the convertible preferred stock were most closely associated with an equity host and, although the convertible preferred stock included conversion features, such conversion features did not require bifurcation as a derivative liability. The Company also determined that the conversion option with a contingent reduction in the conversion price, upon occurrence of certain dilutive events, was a potential contingent beneficial conversion feature. In accordance with certain anti-dilution provisions contained in the Series D-1 and Series D-2 convertible preferred stock agreements, issuances of Series D-1, and Series D-2 convertible preferred stock resulted in an anti-dilution adjustment of the conversion prices for the Series A, Series B and Series C convertible preferred stock during the year ended December 31, 2010. As a result, the Company performed a calculation to determine if a beneficial conversion feature was triggered. The fair value of common stock, as determined by management and the Board of Directors, on the corresponding issuance dates of Series D-1 and Series D-2 convertible preferred stock in each instance was below the adjusted conversion prices. Therefore, no beneficial conversion feature was identified.
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

Fair Value of Series D-1 Convertible Preferred Stock. The fair value of the shares of Series D-1 convertible preferred stock underlying the preferred stock warrants had historically been determined by the Board of Directors. Because there had been no public market for the Company’s convertible preferred stock, the Board of Directors had determined fair value of the Series D-1 convertible preferred stock at each balance sheet date by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors. To determine the fair value of the preferred stock warrant at October 24, 2011, the Company made an assumption that the fair value per share of the Series D-1 convertible preferred stock approximated the closing price per share of the Company’s common stock on October 24, 2011.
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
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2012.
Common Stock Warrants
In May 2007, the Company issued to consultants immediately vested warrants to purchase 5,340 shares of the Company's common stock at an exercise price of $0.55 per share, exercisable until the earlier of (i) May 24, 2014, (ii) the closing of an initial public offering, or (iii) the sale of the Company. These warrants were exercised in July 2011.

10. Stock-Based Compensation Plans
2005 Stock Option Plan
In 2005, the Company established its 2005 Stock Option Plan (the “ 2005 Plan”), which provided for the granting of stock options to employees and consultants of the Company. Options granted under the Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants.

Options under the Plan were granted for periods of up to ten years. The exercise price of an ISO and NSO should not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder should not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. To date, options granted generally vested over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. Cash received from employees for early exercise of unvested options was treated as a liability. Amounts so recorded were transferred into common stock and additional paid-in capital as the shares vested. The number of unvested shares and the associated liability amounts were immaterial at all reporting dates presented. As of December 31, 2012, no shares of the Company's common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2011 Equity Incentive Plan (the "2011 Plan").
2011 Equity Incentive Plan
In September 2011, the Company's Board of Directors approved the 2011 Plan that became effective upon the completion of the IPO.
The 2011 Plan serves as the successor equity incentive plan to our 2005 Plan and started with 89,234 shares of common stock available for issuance plus any shares of common stock issued pursuant to the 2005 Plan or subject to awards granted under the 2005 Plan that are forfeited, repurchased, returned or otherwise become available for issuance in accordance with the terms of the 2005 Plan. In addition, this plan reserve automatically increases on January 1 and each subsequent anniversary through January 1, 2021, by an amount equal to the smaller of five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the Company's Board of Directors. The 2011 Plan provides for granting awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Options granted under the 2011 Plan may be either ISOs or NSOs. ISOs may be granted only to the Company's employees. Any person who is not an employee of the Company on the effective date of the grant of an option may be granted only a NSO. Options under the 2011 Plan may be granted for periods of up to ten years and generally vest over a period of four years. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant.
2012 Stock Plan
In April 2012, the Company's Board of Directors approved the 2012 Stock Plan ("2012 Plan") that became effective upon approval by the stockholders of the Company on June 15, 2012. The purpose of the 2012 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2012 Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards, other stock-based awards, and deferred compensation awards.
The 2012 Plan started with 1,500,000 shares of common stock available for issuance and there are no provisions in the 2012 Plan to increase the shares available for issuance. Options granted under the 2012 Plan may be either ISOs or NSOs. ISOs may be granted only to the Company's employees. Any person who is not an employee of the Company on the effective date of the grant of an option may be granted only a NSO. Options under the 2012 Plan may be granted for periods of up to ten years and generally vest over a period of four years. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant.
Stock Plan Activity
Activity of the stock options and restricted stock units under the 2011 Plan and the 2012 Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2010	224,862	4,291,406	$1.54
Additional shares reserved	953,659	—	—
Options granted	(1,305,620)	1,305,620	6.72
Restricted stock awards granted	(11,495)	—	—
Options exercised	—	(553,023)	1.07
Options canceled	196,031	(196,031)	1.56
Balance, December 31, 2011	57,437	4,847,972	3.00
Additional shares reserved	3,199,890	—	—
Options granted	(2,989,279)	2,989,279	5.87
Restricted stock awards granted	(4,083)	—	—
Restricted stock units granted	(1,540,417)	—	—
Options exercised	—	(1,612,233)	1.65
Options canceled	2,096,684	(2,096,684)	4.28
Restricted stock award canceled	2,342	—	—
Restricted stock units canceled	281,262	—	—
Balance, December 31, 2012	1,103,836	4,128,334	$4.96	8.4	$3,118

Vested and expected to vest, December 31, 2012		3,841,325	$4.92	8.3	$3,067

Exercisable, December 31, 2012		1,274,485	$3.89	6.0	$2,435

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding
Exercise Price	Stock Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Options Exercisable
$0.55-1.54	457,820	5.4	328,433
1.95-2.42	488,960	6.0	480,562
2.83-4.30	443,134	8.8	94,504
4.62-5.06	1,628,782	9.7	—
5.82-6.50	629,330	9.5	162,917
10.20-12.12	480,308	7.5	208,069
	4,128,334		1,274,485

2011 Employee Stock Purchase Plan
In September 2011, the Company's Board of Directors approved the 2011 Employee Stock Purchase Plan (“2011 ESPP”) that became effective upon the completion of the IPO. The 2011 ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount. Each offering period consists of one six-month purchase period. The purchase price for shares of common stock under the 2011 ESPP is 85% of the of lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the purchase date.
There were 470,018 shares of the Company's common stock initially reserved for future purchase under our 2011 ESPP. On the first day of each year, beginning January 1, 2012 and through and including January 1, 2021, the maximum aggregate number of shares of common stock that may be issued under the 2011 ESPP will be increased by a number of shares equal to the smallest of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or b) an amount determined by the Company's Board of Directors.
The initial offering period commenced on October 19, 2011, and ended on May 31, 2012. The future offering periods will commence on or about the first trading days of December and June of each year and end on or about the last trading days of the next May and November, respectively.
During the year ended December 31, 2012, employees purchased 133,363 shares under the 2011 ESPP at a weighted average exercise price of $3.73. As of December 31, 2012 , there were 336,655 shares of the Company's common stock available for future purchase under our 2011 ESPP.
Stock-Based Compensation Expense
The stock-based compensation expense related to all of our stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$131	$54	$39
Research and development	894	542	100
Sales and marketing	827	533	89
General and administrative	3,137	1,150	1,059
Total stock-based compensation	$4,989	$2,279	$1,287

Stock-based compensation expense for the year ended December 31, 2012 includes $0.3 million in charges related to market-performance based stock options and restricted stock units granted to the Company's Chief Executive Officer. The stock-based compensation expense for the year ended December 31, 2012 includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives.

As of December 31, 2012, the total unrecognized compensation cost related to outstanding stock options, awards and employee stock purchases was $11.8 million, which will recognized using the straight-line attribution method over 3.2 years.

Stock-Based Compensation Associated with Awards to Employees
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding); volatility of the Company's common stock, an assumed-risk-free interest rate and the estimated forfeitures of unvested stock options. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	5.2	6.0	5.9
Expected volatility	61%	59%	61%
Risk-free interest rate	0.76%	1.05-2.65%	1.90%
Expected dividend yield	0%	0%	0%
Fair Value of Common Stock. The fair value of the underlying common stock was determined by the Board of Directors until the IPO when the Company's common stock started trading in the NASDAQ Global Select Market under ticker symbol ZLTQ on October 19, 2011. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date. Prior to the IPO, the fair value of the shares of common stock underlying the stock options was determined by the Board of Directors. Because there was no public market for the Company's common stock, the Board of Directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors.
Expected Term. Prior to the IPO, the Company derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as the Company had limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior. Subsequent to the IPO, the expected term used was based on expected term of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Volatility. Prior to the IPO, because the Company was a private entity with no historical data regarding the volatility of its common stock, the expected volatility used was based on volatility of a group of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. Subsequent to the IPO, the Company has continued to estimate its volatility based on this group of similar entities as the Company does not have sufficient historical data regarding its specific volatility.
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
During the years ended December 31, 2012, 2011 and 2010, the Company granted 2,860,927, 1,305,620 and 2,303,478 stock options, respectively, to employees with a weighted-average grant date fair value of $3.07, $5.65, and $0.92 per share, respectively. The aggregate intrinsic value of options exercised was $6.0 million, $5.7 million and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company's common stock at the date of exercise. The total fair value of shares vested was $2.1 million, $0.9 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012 and 2011, the Company granted 1,412,066 and 11,495 restricted stock units and restricted awards, respectively, to employees. The weighted-average fair value as of the respective grant date of restricted stock units and restricted stock awards was $5.70 and $10.20 for the years ended December 31, 2012 and 2011, respectively. There were no such awards granted for the year ended December 31, 2010. The fair value as of the respective vesting dates of restricted stock units and restricted stock awards was $0.3 million for the year ended December 31, 2012. The fair value as the respective vesting dates of restricted stock units and restricted stock awards for the years ended December 31, 2011 and 2010, were immaterial.
There was no capitalized stock-based compensation cost and no recognized stock-based compensation tax benefits during the years ended December 31, 2012, 2011 and 2010.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. During the year ended December 31, 2012, the Company granted 128,352 stock options and 132,434 restricted stock units to non-employees. These stock options and restricted stock units vested over 0.5 years. The Company recorded a total of $0.8 million in stock-based compensation expense related to these non-employee grants. Stock-based compensation expense for non-employees was insignificant for the years ended December 31, 2011 and 2010. The fair value as of the respective vesting dates of restricted stock units and restricted stock awards was $0.5 million for the year ended December 31, 2012.

11. Employee Benefit Plans

In 2005, the Company adopted a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Matching 401(k) contributions expensed were $0.7 million, $0.5 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

12. Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(30,329)	$(9,051)	$(13,533)
Foreign	327	(504)	—
Loss before provision for income taxes	$(30,002)	$(9,555)	$(13,533)

The provision for income taxes consisted of the following (in thousands):

	As of December 31,
	2012	2011	2010
Current provision:
Federal	$—	$—	$—
State	37	48	—
Foreign	170	—	—
Total current	207	48	—

Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(66)	—	—
Total deferred	(66)	—	—
Total provision	$141	$48	$—

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax:

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	(1)	(1)	6
Non-deductible permanent difference	—	(3)	(2)
Change in valuation allowance	(34)	(31)	(38)
Research & development credits	1	3	2
Stock-based compensation	(1)	(5)	(3)
Other	—	2	—
Provision for income taxes	—%	—%	—%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards	$38,385	$28,117
Research & development credits	2,703	2,709
Depreciation & amortization	312	364
Accruals & reserves	3,592	1,646
Total deferred tax assets	44,992	32,836
Valuation allowance	(44,926)	(32,836)
Net deferred tax assets	$66	$—

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of $98.8 million and $94.6 million, respectively. Unrecognized deferred tax benefits of approximately $4.0 million resulted from the exercises of employee stock options will be accounted for as a credit to the additional paid-in capital if and when realized through a reduction in income tax payable. The federal net operating losses begin expiring in 2026 and state net operating losses begin expiring in 2015. As of December 31, 2012, the Company had research and development credit carryforwards of approximately $1.8 million and $2.5 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2030, and state credits can be carried forward indefinitely.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. Before considering the impact of any required valuation allowance, the Company estimates the benefit that it will receive as a result of the credit extension will be approximately $0.3 million. To the extent that such benefit is recognized in the statement of operations, it would be recognized in the period of the enactment, which is the first quarter of 2013.
Management believes that, based on a number of factors, which includes the Company’s historical operating performance and accumulated deficit, it is more likely than not that the U.S. deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against our U.S. deferred tax assets. Valuation allowance increased by approximately $12.1 million, and $3.6 million for the years ended December 31, 2012 and 2011, respectively.
The valuation allowance against deferred tax assets consisted of the following activity for the fiscal years ended December 31, 2012, 2011 and 2010 (in thousands):

Description	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year ended December 31, 2010	$24,164	$5,067	$—	$29,231
Year ended December 31, 2011	29,231	3,605	—	32,836
Year ended December 31, 2012	32,836	12,090	—	44,926

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
During the year ended December 31, 2012, the amount of gross unrecognized tax benefits increased by $0.1 million. The total amount of unrecognized tax benefits was $0.9 million as of December 31, 2012, of which $34,000, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has accrued an immaterial amount of interest and penalties as of December 31, 2012.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2010	$571
Additions based on tax positions related to the current year	107
Balance as of December 31, 2010	678
Additions based on tax positions related to the current year	146
Balance as of December 31, 2011	824
Additions based on tax positions related to the current year	78
Balance as of December 31, 2012	$902

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
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Year Ended
	December 31,
	2012	2011	2010
Historical net loss per share:
Numerator
Net loss attributable to common stockholders (in thousands)	$(30,143)	$(14,702)	$(18,959)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	34,776,380	7,506,282	939,028
Basic and diluted net loss per share attributable to common stockholders	$(0.87)	$(1.96)	$(20.19)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2012	2011	2010
Convertible preferred stock (on an as-if converted basis)	—	—	24,415,965
Options to purchase common stock	4,128,334	4,847,972	4,291,406
Restricted stock units	119,507	—	—
Convertible preferred stock warrants	—	—	65,319
Common stock issuable pursuant to the ESPP	21,586	—	—
Common stock warrants	—	—	5,340
Total	4,269,427	4,847,972	28,778,030

14. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
Cash paid for interest	$2	$69	$173
Cash paid for income taxes	$47	$—	$—
Non-cash investing and financing activities:
Cumulative dividends on convertible preferred stock	$—	$—	$5,426
Issuance of Series D-1 convertible preferred stock for conversion of convertible notes payable and accrued interest	$—	$—	$10,354
Vesting of restricted shares issued in prior periods	$—	$—	$49
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(100)	$147	$—
Reclassification of warrant liability to additional paid-in capital upon initial public offering	$—	$921	$—
Conversion of preferred stock into common stock upon initial public offering	$—	$81,164	$—

15. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has one business activity and there are no segment managers who are held accountable for operations. Accordingly, the Company has a single reportable segment structure. All of the Company’s principal operations and decision-making functions are located in the United States.

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
North America	$56,657	$50,332	$16,875
Rest of World	19,537	17,812	8,586
Total	$76,194	$68,144	$25,461
North America includes the United States and Canada. Revenues for the United States were $54.7 million, $47.5 million and $16.0 million for the years ended December 31, 2012 , 2011 and 2010, respectively.
The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
Systems	$39,145	$46,552	$21,094
Consumable revenues	37,049	21,592	4,367
Total	$76,194	$68,144	$25,461
Substantially all of the Company’s long-lived assets are located in the United States of America.

16. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2012. The selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements". Net loss per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Year Ended December 31, 2012
Total revenues	$17,404	$22,265	$17,928	$18,597
Gross profit	$11,411	$15,115	$11,975	$12,186
Net loss	$(10,345)	$(8,101)	$(5,182)	$(6,515)
Net loss attributable to common stockholders	$(10,345)	$(8,101)	$(5,182)	$(6,515)
Net loss attributable to common stockholders-basic and diluted	$(0.30)	$(0.24)	$(0.15)	$(0.18)
Shares used in calculation-basic and diluted	34,010,432	34,253,357	35,068,076	35,764,666

Year Ended December 31, 2011
Total revenues	$14,272	$17,354	$17,720	$18,798
Gross profit	$8,623	$10,654	$10,437	$12,329
Net loss	$(825)	$(559)	$(2,850)	$(5,369)
Net loss attributable to common stockholders	$(2,389)	$(2,122)	$(4,414)	$(5,777)
Net loss attributable to common stockholders-basic and diluted	$(1.90)	$(1.60)	$(3.17)	$(0.22)
Shares used in calculation-basic and diluted	1,259,040	1,329,763	1,391,049	25,846,891

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for ZELTIQ. Our management with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

CEO and CFO Certifications
We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

ITEM 9B. OTHER INFORMATION
Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012, or the Proxy Statement, and is incorporated herein by reference:

•
Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled “Election of Directors” and under “Corporate Governance.”

•	Information regarding our executive officers is set forth under “Executive Officers and Executive Compensation.”

•	Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the caption “Corporate Governance.”

•	Information on our code of business conduct and ethics for directors, officers and employees is set forth under the caption “Code of Business Conduct” under “Corporate Governance.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

•
Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Consideration of Director Nominees” under “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our named executive officers is set forth under the caption “Executive Officers and Executive Compensation”, which information is incorporated herein by reference.
Information regarding compensation of our directors is set forth under the caption "Director Compensation " in the Proxy Statement, which information is incorporated herein by reference.
Information relating to compensation policies and practices as they relate to risk management is set forth under the caption “Corporate Governance.”
Information regarding compensation committee interlocks is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.
The Compensation Committee Report is set forth under the caption "Compensation Committee Report" in the Proxy Statement, which report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to our Proxy Statement.

Information concerning our equity compensation plans will appear in our Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plans". The information in such portion of the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.

Information regarding director independence is set forth under the caption “Corporate Governance” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Financial Statements Schedules
All schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.
3.Exhibits
The exhibits listed in the Exhibits Index, immediately following the signature page to this Form 10-K, are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:	March 13, 2013	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Foley and Patrick F. Williams, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Foley	President, Chief Executive Officer,	March 13, 2013
Mark J. Foley	and Director (Principal Executive Officer)

/s/ Patrick F. Williams	Chief Financial Officer	March 13, 2013
Patrick F. Williams	(Principal Financial and Accounting Officer)

/s/ Mary Fisher	Director	March 13, 2013
Mary Fisher

/s/ Jean George	Director	March 13, 2013
Jean George

/s/ Kevin C. O'Boyle	Director	March 13, 2013
Kevin C. O'Boyle

/s/ Bryan Roberts, Ph.D	Director	March 13, 2013
Bryan Roberts, Ph.D.

/s/ Andrew Schiff, M.D.	Director	March 13, 2013
Andrew Schiff, M.D.

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		S-1	333-175514	3.2	7/13/2011
3.2		Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		S-1	333-175514	3.4	7/13/2011
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
4.3		Warrant to Purchase Stock, dated as of January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	4.2	7/13/2011
10.1	#	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10.4	10/11/2011
10.2		Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.4	8/17/2011
10.3		First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.5	8/17/2011
10.4		Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.6	8/17/2011
10.5		Loan and Security Agreement, dated January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	10.7	7/13/2011
10.6		First Amendment to Loan and Security Agreement, dated July 28, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	10.8	7/13/2011
10.8		Manufacturing Services Agreement, dated April 16, 2010, by and between ZELTIQ Aesthetics, Inc. and ONCORE Manufacturing, LLC.		S-1/A	333-175514	10.9	8/17/2011
10.9		Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.		S-1	333-175514	10.23	7/13/2011
10.10		Manufacturing Services Agreement, dated December 7, 2010, by and between ZELTIQ Aesthetics, Inc. and UNICEP Packaging Inc.		S-1	333-175514	10.10	7/13/2011
10.11		Form of Purchase Order (used for each of Katecho, Inc., Coastline International, Inc., Renesas Electronics Corporation, and Hypertronics Corporation).		S-1/A	333-175514	10.2	8/17/2011

10.13	*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	10.17	7/13/2011
10.14	*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	10.19	9/7/2011
10.15	*	Amendment to Nye Employment Agreement, dated July 11, 2011, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	10.34	9/7/2011
10.16	*	Offer Letter Agreement, dated November 20, 2009, by and between ZELTIQ Aesthetics, Inc. and Joshua T. Brumm.	S-1/A	333-175514	10.29	9/7/2011
10.17	*	Offer Letter Agreement, dated February 21, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Ian P. West.	S-1/A	333-175514	10.30	9/7/2011
10.18	*	Offer Letter Agreement, dated March 24, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.	S-1/A	333-175514	10.31	9/7/2011
10.19	*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Ian P. West.	S-1/A	333-175514	10.38	9/7/2011
10.20	*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	S-1	333-175514	10.20	7/13/2011
10.21	*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	S-1/A	333-175514	10.36	9/7/2011
10.22	*	2005 Stock Incentive Plan.	S-1/A	333-175514	10.11	8/17/2011
10.23	*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.	S-1/A	333-175514	10.12	8/17/2011
10.24	*	Amendment to 2005 Stock Incentive Plan.	S-1/A	333-175514	10.13	8/17/2011
10.25	*	2011 Equity Incentive Plan.	S-1/A	333-175514	10.14	9/23/2011
10.26	*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1/A	333-175514	10.15	9/23/2011
10.27	*	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.16	9/23/2011
10.28	*	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.17	9/23/2011
10.29	*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.18	9/23/2011
10.30	*	Form of Notice of Grant of Restricted Stock under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.19	9/23/2011
10.31	*	Form of Notice of Grant of Stock Option under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.20	9/23/2011
10.32	*	2011 Employee Stock Purchase Plan.	S-1/A	333-175514	10.21	9/23/2011
10.33	*	Employment Offer Letter, dated February 20, 2012, by and between ZELTIQ Aesthetics, Inc. and Michael C. Genau.	8-K	001-35318	10.1	3/19/2012
10.34	*	Employment Offer Letter, dated February 9, 2012, by and between ZELTIQ Aesthetics, Inc. and Sergio Garcia.	10-Q	001-35318	10.2	5/11/2012
10.35	*	Severance Agreement, dated January 18, 2012, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	10-Q	001-35318	10.3	5/11/2012
10.36	*	Promotion letter, dated February 10, 2012, by and between ZELTIQ Aesthetics, Inc. and Joshua Brumm.	10-Q	001-35318	10.5	5/11/2012
10.37	*	Cash Compensation Arrangements with Named Executive Officers.	10-Q	001-35318	(1)	5/11/2012

10.38	*	Transition Agreement, dated April 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Gordie Nye.		10-Q	001-35318	10.7	8/7/2012
10.39	*	Separation Agreement, dated June 8, 2012, by and between ZELTIQ Aesthetics, Inc. and Gordie Nye.		10-Q	001-35318	10.8	8/7/2012
10.40	*	Separation Agreement, dated May 25, 2012, by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.		10-Q	001-35318	10.9	8/7/2012
10.41	*	Separation Agreement, dated May 3, 2012, by and between ZELTIQ Aesthetics, Inc. and Ian P. West.		10-Q	001-35318	10.10	8/7/2012
10.42	*	Consulting Agreement, dated April 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.		10-Q	001-35318	10.11	8/7/2012
10.43	*	Employment Offer Letter Agreement, dated August 23, 2012, by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.		10-Q	001-35318	10.12	11/8/2012
10.44	*	Employment Offer Letter, dated September 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Len DeBenedictis.		10-Q	001-35318	10.13	11/8/2012
10.45	*	Employment Offer Letter, dated October 1, 2012, by and between ZELTIQ Aesthetics, Inc. and Keith Sullivan.		10-Q	001-35318	10.14	11/8/2012
10.46		Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.		10-Q	001-35318	10.15	11/8/2012
10.47	*	ZELTIQ Aesthetics, Inc. 2012 Stock Plan.		S-8	333-183131	99.1	8/7/2012
10.48	*	Compensation Arrangement with Kristine Tatsutani.		8-K	001-35318	(2)	11/19/2012
10.49	*	2012 Bonus Plan for Executive Officers.		8-K	001-35318	(2)	8/29/2012
10.50	*	Form of Stock Option Agreement Under 2012 Stock Plan.	X
10.51	*	Form of Restricted Stock Units Agreement Under 2012 Stock Plan.	X
10.52	*	Form of Restricted Stock Agreement Under 2012 Stock Plan.	X
10.53	*	Form of Notice of Grant of Stock Option Under 2012 Stock Plan.	X
10.54	*	Form of Notice of Grant of Restricted Stock Units Under 2012 Stock Plan.	X
10.55	*	Form of Notice of Grant of Restricted Stock Under 2012 Stock Plan.	X
10.56	*	Employment Offer Letter dated November 13, 2012 by and between ZELTIQ Aesthetics, Inc. and Patrick Williams.	X
10.57	*	Compromise Agreement dated October 26, 2012 by and between ZELTIQ Aesthetics, Inc. and Stephen Atkinson	X
10.58	*	Separation Agreement dated October 6, 2012 by and between ZELTIQ Aesthetics, Inc. and Richard W. Poinsett.	X
10.59	*	Directors Compensation Arrangements.	X
21.1		List of subsidiaries.	X
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page to this Form 10-K).	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
 ______________________

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission, pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

*	Management Compensation Plan or Arrangement

(1)	As described in Item 5 of the Form 10-Q

(2)	As described in Item 5.02 of the Form 8-K