Form 10-Q
period 2013-03-31
Zeltiq Aesthetics Inc
filed 2013-04-26
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of April 22, 2013, there were 35,923,752 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,846	$22,876
Short-term investments	25,359	22,563
Accounts receivable, net	6,008	7,133
Inventory	9,505	10,871
Prepaid expenses and other current assets	4,396	3,600
Total current assets	62,114	67,043
Long-term investments	9,364	13,141
Restricted cash	362	469
Property and equipment, net	2,149	2,336
Intangible asset, net	7,006	7,181
Other assets	99	99
Total assets	$81,094	$90,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,515	$4,976
Accrued liabilities	11,038	11,076
Deferred revenue	1,042	1,401
Total current liabilities	14,595	17,453
Other non-current liabilities	229	236
Total liabilities	$14,824	$17,689
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2013, and December 31, 2012	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at March 31, 2013, and December 31, 2012; 35,907,015 and 35,852,105 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	40	39
Additional paid-in capital	187,466	186,287
Accumulated other comprehensive income	—	8
Accumulated deficit	(121,236)	(113,754)
Total stockholders’ equity	66,270	72,580
Total liabilities and stockholders’ equity	$81,094	$90,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$19,982	$17,404
Cost of revenue	7,348	5,993
Gross profit	12,634	11,411
Operating expenses:
Research and development	3,749	3,398
Sales and marketing	12,542	14,497
General and administrative	3,808	3,853
Total operating expenses	20,099	21,748
Loss from operations	(7,465)	(10,337)
Interest income, net	24	29
Other expense, net	(34)	(17)
Loss before provision for income taxes	(7,475)	(10,325)
Provision for income taxes	7	20
Net loss	$(7,482)	$(10,345)
Net loss per share, basic and diluted	$(0.21)	$(0.30)
Weighted average shares of common stock outstanding used in computing net loss per share, basic and diluted	35,890,084	34,010,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(7,482)	$(10,345)
Other comprehensive loss
Changes in unrealized gains (losses) on available-for-sale securities	(8)	—
Other comprehensive loss	(8)	—
Comprehensive loss	$(7,490)	$(10,345)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,482)	$(10,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	381
Stock-based compensation	1,119	747
Amortization and accretion of discount and premium on investments	94	—
Provision for doubtful accounts receivable	25	32
Provision for excess and obsolete inventory	33	(51)
Loss on disposal of property and equipment	2	192
Changes in operating assets and liabilities:
Accounts receivable	1,100	(950)
Inventory	1,333	(817)
Prepaid expenses and other assets	(796)	(826)
Deferred revenue, net of deferred costs	(359)	3
Accounts payable, accrued and other non-current liabilities	(2,506)	3,676
Net cash used in operating activities	(7,009)	(7,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(7,319)	—
Sale of investments	3,750	—
Maturity of investments	4,448	—
Purchase of property and equipment	(68)	(384)
Change in restricted cash	107	—
Net cash provided by (used in) investing activities	918	(384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(310)
Proceeds from issuance of common stock upon exercise of stock options	68	48
Tax payments related to shares withheld for vested restricted stock units	(7)	—
Net cash provided by (used in) financing activities	61	(262)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,030)	(8,604)
CASH AND CASH EQUIVALENTS—Beginning of period	22,876	83,908
CASH AND CASH EQUIVALENTS—End of period	$16,846	$75,304
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Basis of Presentation

ZELTIQ Aesthetics, Inc. (the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Its first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis. The Company generates revenue from sales of its CoolSculpting System and from sale of consumables to its physician customers.

In August 2011, the Company incorporated ZELTIQ Limited as a wholly-owned subsidiary in the United Kingdom to serve as its sales office for direct sales in Europe.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2012, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, comprehensive loss for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The interim results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated operations.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations", “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The primary estimates underlying the Company's financial statements include the value of revenue elements, product warranty, inventory valuation, allowance for doubtful accounts receivable, assumptions regarding variables used in calculating the fair value of the Company's equity awards, fair value of investments, useful lives of intangibles, income taxes and contingent liabilities. Actual results could differ from those estimates.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2013, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The Company has adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at March 31, 2013.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$11,233	$—	$—	$11,233
Short-term investments:
U.S. Agency securities	—	10,819	—	10,819
Corporate bonds	—	11,588	—	11,588
Commercial paper	—	1,998	—	1,998
Certificates of deposit	954	—	—	954
Long-term investments:
U.S. Agency securities	—	6,799	—	6,799
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	1,158	—	1,158
Certificates of deposit	406	—	—	406
	$12,593	$33,363	$—	$45,956

	As of December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$18,274	$—	$—	$18,274
Short-term investments:
U.S. Agency securities	—	11,077	—	11,077
Corporate bonds	—	8,417	—	8,417
Commercial paper	—	1,998	—	1,998
Certificates of deposit	1,071	—	—	1,071
Long-term investments:
U.S. Agency securities	—	7,753	—	7,753
Corporate bonds	—	5,388	—	5,388
	$19,345	$34,633	$—	$53,978

During the three months ended March 31, 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities at March 31, 2013, and at December 31, 2012.

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

4. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of March 31, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$10,816	$4	$(1)	$10,819
Corporate bonds	11,590	5	(7)	11,588
Commercial paper	1,998	—	—	1,998
Certificates of deposit	954	—	—	954
Total	$25,358	$9	$(8)	$25,359

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,800	$—	$(1)	$6,799
U.S. Treasury	1,001	—	—	1,001
Corporate bonds	1,156	2	—	1,158
Certificates of deposit	407	—	(1)	406
Total	$9,364	$2	$(2)	$9,364

The Company's short-term and long-term investments as of December 31, 2012, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$11,071	$6	$—	$11,077
Corporate bonds	8,414	3	—	8,417
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,071	—	—	1,071
Total	$22,554	$9	$—	$22,563

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,750	$3	$—	$7,753
Corporate bonds	5,392	1	(5)	5,388
Total	$13,142	$4	$(5)	$13,141

For the each of the three months ended March 31, 2013 and 2012, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2013, are as follows (in thousands):

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$25,358	$25,359
Due in one year to five years	9,364	9,364
	$34,722	$34,723

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.  The Company believes that the unrealized losses are not other-than-temporary. The Company does not have a foreseeable need to liquidate the portfolio and anticipates recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Inventory

Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. The net increase (decrease) in the provision for excess and obsolete inventory totaled $33,000 and ($51,000) for the three months ended March 31, 2013 and 2012, respectively, and was charged to cost of revenue in order to establish a new cost basis for the inventory. The components of inventory consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$4,278	$8,302
Finished goods	5,227	2,569
Total inventory	$9,505	$10,871

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	March 31, 2013	December 31, 2012
Lab equipment, tooling and molds	$1,963	$1,987
Computer software	1,150	1,243
Computer equipment	753	753
Leasehold improvements	652	636
Furniture and fixtures	296	288
Vehicles	35	35
Total property and equipment	4,849	4,942
Less: Accumulated depreciation and amortization	(2,827)	(2,610)
Construction in progress	127	4
Property and equipment, net	$2,149	$2,336

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and employee related expenses	$3,862	$3,430
Accrued marketing expenses	2,910	3,287
Accrued royalty	1,393	1,343
Sales and other taxes payable	1,194	1,177
Accrued warranty	742	902
Accrued legal expenses	664	415
Other accrued liabilities	273	522
Total accrued liabilities	$11,038	$11,076

Product Warranty

The Company provides a standard limited warranty on its products, generally three years for control units and one year for applicators, while for direct customers in Europe, the Company offers a one year standard warranty on control units.

The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenue and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Balance at the beginning of the period	$902	$742
Accruals for warranties issued	134	159
Adjustments to pre-existing warranties	(108)	215
Settlements of warranty claims	(186)	(241)
Balance at the end of the period	$742	$875

5. Intangible Asset, Net

The intangible asset consists of an exclusive license agreement with Massachusetts General Hospital, or MGH, for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the FDA approval are capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

Intangible asset, net comprised the following (in thousands):

	March 31, 2013	December 31, 2012
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(1,044)	(869)
Intangible asset, net	$7,006	$7,181

The amortization expense of the intangible asset was $0.2 million for both the three months ended March 31, 2013 and 2012.

The total estimated annual future amortization expense of this intangible asset as of March 31, 2013, is as follows (in thousands):

Fiscal Year
2013 (remaining 9 months)	$525
2014	701
2015	701
2016	701
2017	701
Thereafter	3,677
Total	$7,006

6. Notes Payable

On January 14, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provided for total borrowings of $5.0 million to be made available to the Company in three separate tranches. Tranche A, for $1.5 million, was received by the Company in January 2009. Tranche B, for $2.0 million, was received by the Company on April 30, 2009, and Tranche C, for $1.5 million, was available until September 30, 2009, and was not drawn upon. The notes payable were collateralized by substantially all the assets of the Company, excluding intellectual property. The notes carried an interest rate of 7.28% per annum. The repayment of principal, plus interest, was via monthly installments over a 36-month period for each tranche, beginning with the disbursement date of each tranche.

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

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the three months ended March 31, 2013 and 2012, was $0.4 million and $0.5 million, respectively, and the accounts receivable balance as of March 31, 2013, and December 31, 2012, was $0.1 million and $0.1 million, respectively.

8. Commitments and Contingencies

Lease Commitments

The Company leases facilities with lease terms that expire at various dates through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2013 and 2012, was $0.3 million and $0.3 million, respectively.

Future minimum lease payments under the non-cancelable operating leases as of March 31, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining 9 months)	$902
2014	1,198
Total future minimum lease payments	$2,100

Purchase Commitments

The Company had non-cancelable purchase obligations to contract manufacturers and suppliers for $1.6 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively.

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

On March 13, 2012, an alleged purchaser of the Company's publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that the Company made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the Company's initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933. On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the Company's underwriters as defendants. All four cases were consolidated and a consolidated complaint was deemed operative. On August 24, 2012, the Company filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss the Company's outside directors and its underwriters from the litigation without prejudice. On November 9, 2012, the court sustained the Company's demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint seeks compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. The Company has filed its response and demurrer to the second amended complaint. The hearing on the Company's demurrer is scheduled for May 2, 2013. The Company believes the lawsuit to be without merit and intends to vigorously defend it. The Company believes there is insufficient evidence to indicate whether there is a reasonable possibility that a loss has been incurred as of March 31, 2013, nor can it estimate the range of potential loss.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide for general indemnifications. The Company's exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims, and the Company believes that the estimated fair value of these indemnification obligations is minimal and it has not accrued any amounts for these obligations.

9. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

			Options Outstanding
		Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance,	December 31, 2012	1,103,836	4,128,334	$4.96
Additional shares reserved		1,200,000	—	—
Options granted		(90,000)	90,000	4.00
Restricted stock units granted		(754,050)	—	—
Options exercised		—	(29,719)	2.32
Options canceled		64,450	(64,450)	6.71
Restricted stock units canceled		11,862	—	—
Restricted stock units traded for tax		1,970	—	—
Balance,	March 31, 2013	1,538,068	4,124,165	$4.93

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

		Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance,	December 31, 2012	1,157,450	$5.38
Restricted stock units granted		754,050	4.00
Restricted stock units released		(27,161)	7.43
Restricted stock units canceled		(11,862)	4.67
Balance,	March 31, 2013	1,872,477	$4.80

During the three months ended March 31, 2013, 27,161 shares subject to previously granted restricted stock units vested. A majority of these vested restricted stock units were net share settled. The Company withheld 1,970 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were not material for the three months ended March 31, 2013. The payments were used for tax withholdings related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation expense related to all of the Company's stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$46	$26
Research and development	198	222
Sales and marketing	173	242
General and administrative	702	257
Total stock-based compensation	$1,119	$747

Stock-based compensation expense for the three months ended March 31, 2013, includes $0.2 million in charges related to market-performance based stock options and restricted stock units granted to the Company's Chief Executive Officer.

As of March 31, 2013, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $13.1 million, which will be recognized using the straight-line attribution method over 3.2 years.

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

During the three months ended March 31, 2013 and 2012, the Company granted 90,000 and 320,952 stock options, respectively, to employees with a weighted-average grant date fair value of $1.78 and $5.99 per share, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Expected term (in years)	4.8	5.2
Expected volatility	52%	62%
Risk-free interest rate	0.91%	0.93%
Expected dividend yield	—%	—%

During the three months ended March 31, 2013 and 2012, the Company granted 754,050 and 93,812 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $4.00 and $11.30 per share, respectively.

As of March 31, 2013, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $41,000, which will be recognized using the straight-line attribution method over 0.17 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense for non-employees was insignificant during the three months ended March 31, 2013 and 2012.

10. Net Loss per Share of Common Stock

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including options. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding were anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2013	2012
Historical net loss per share:
Numerator
Net loss (in thousands)	$(7,482)	$(10,345)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share - basic and diluted	35,890,084	34,010,432
Basic and diluted net loss per share	$(0.21)	$(0.30)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Options to purchase common stock	3,115,963	4,904,708
Restricted stock units	1,056,600	—
Common stock issuable pursuant to the ESPP	11,736	—
Total	4,184,299	4,904,708

11. Income Taxes

The Company recorded an income tax provision of $7,000 and $20,000 for the three months ended March 31, 2013 and 2012, respectively. The income tax provision for the three months ended March 31, 2013 and 2012, reflects income tax expense in certain non-U.S. jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which is the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

At March 31, 2013, the Company had $1.0 million of unrecognized tax benefits, of which $43,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of March 31, 2013, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
North America	$16,617	$13,020
International	3,365	4,384
Total	$19,982	$17,404

North America includes the United States and related territories, as well as Canada. International includes the rest of the world. Revenue for the United States was $16.0 million and $12.4 million for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended
	March 31,
	2013	2012
System revenue	$11,072	$9,025
Consumable revenue	8,910	8,379
Total	$19,982	$17,404

Substantially all of the Company’s long-lived assets are located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Quarterly Report on Form 10-Q.

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting System, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting System and from sale of consumables to our physician customers. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We may seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Physicians in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.

In the United States and related territories and Canada we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our physician relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenue from markets outside of North America accounted for 17% and 25% of our total revenue for the three months ended March 31, 2013 and 2012, respectively.

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

Revenue

We generate revenue from sales of our CoolSculpting System and from sales of consumables to our physician customers. We generated revenue of $20.0 million and $17.4 million for the three months ended March 31, 2013 and 2012, respectively.

System revenue. Sales of our CoolSculpting System include the CoolSculpting control unit and our CoolSculpting vacuum applicators. Some practices may purchase more than one CoolSculpting System. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue accounted for approximately 55% and 52% of our total revenue for three months ended March 31, 2013 and 2012, respectively. Our worldwide installed base grew by 45% from 1,097 units as of March 31, 2012, to 1,595 units as of March 31, 2013.

Consumable revenue. We generate consumable revenue through sales of CoolSculpting Procedure Packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our physician customer to perform a fixed number of CoolSculpting procedures. Consumable revenue accounted for approximately 45% and 48% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we shipped 77,559 and 63,948 CoolSculpting Procedures to our physician customers, respectively.

Our business plan focuses on expanding our base of physician customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our physician and consumer marketing programs. We anticipate that as we implement our business plan our consumable revenue will increase as a percentage of our total revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our critical accounting policies have not materially changed during the three months ended March 31, 2013. Furthermore, the preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the fair value of revenue elements, (2) investments, including the fair value of such investments, (3) warranty accruals, (4) valuation and recognition of stock-based compensation, and (5) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
System revenue	$11,072	$9,025	$2,047	23%
Consumable revenue	8,910	8,379	531	6%
Total revenue	$19,982	$17,404	$2,578	15%

Total revenue increased by $2.6 million, or 15%, to $20.0 million in the three months ended March 31, 2013, compared to $17.4 million during the same period in 2012. Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, a larger percentage of total revenue contribution from North America revenue which has a higher average selling price, the introduction of new applicators and an increase in our installed base of CoolSculpting Systems.

System revenue. System revenue increased by $2.0 million to $11.1 million in the three months ended March 31, 2013, compared to $9.0 million during the same period in 2012. System revenue represented 55% and 52% of total revenue for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, our system revenue increased as result of the launch of our CoolCurve+ applicator during the third quarter of 2012 and the launch of our CoolFit applicator during the first quarter of 2013, which increases the number of vacuum applicators included in each standard CoolSculpting System. We also experienced increased sales of vacuum applicators, including the CoolCurve+ and CoolFit, to existing customers in the three months ended March 31, 2013, as compared to the same period in 2012, as our customers look to optimize their existing system to fit different body shapes and sizes.

Consumable revenue. Consumable revenue increased by $0.5 million to $8.9 million in the three months ended March 31, 2013, compared to $8.4 million during the same period in 2012. Consumable revenue represented 45% and 48% of total revenue for the three months ended March 31, 2013 and 2012, respectively. The increase in consumable revenue was primarily due to the growth of our worldwide installed base of CoolSculpting Systems, and an increased number of procedures shipped to our physician customers driven by our targeted physician and consumer marketing programs. This increase was partially offset by rebates associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases, that was launched in the third quarter of 2012. Consumable revenue as a percent of total revenue was down compared to last year due to the our near term focus on system sales during the first quarter of 2013.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Cost of revenue	$7,348	$5,993	$1,355	23%
% of total revenue	37%	34%
Gross profit	$12,634	$11,411	$1,223	11%
Gross profit %	63%	66%

Gross profit as a percentage of revenue typically fluctuates with product mix, selling prices, material costs and revenue levels. Gross profit was $12.6 million, or 63% of revenue, in the first quarter of 2013, compared to gross profit of $11.4 million, or 66% of revenue, in the first quarter of 2012. The decrease in gross profit as a percentage of revenue was primarily attributable to the inclusion of the 2.3% Medical Device Excise Tax on all U.S. sales as part of the Patient Protection and Affordable Care Act of 2010 which went into effect on January 1, 2013. As well, we experienced decreased sales in consumable revenue as a percentage of total revenue and increased sales of our vacuum applicators, which have a lower margin. Additionally, we experienced an increase in manufacturing overhead cost as result of our on-going transition from outsourced manufacturing and supply of our CoolSculpting control units, certain of our applicators and our CoolCards to an in-sourced manufacturing structure.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Operating expenses
Research and development	$3,749	$3,398	$351	10%
% of total revenue	19%	20%
Sales and marketing	$12,542	$14,497	$(1,955)	(13)%
% of total revenue	63%	83%
General and administrative	$3,808	$3,853	$(45)	(1)%
% of total revenue	19%	22%
Total operating expenses	$20,099	$21,748	$(1,649)	(8)%

Research and development. Research and development expenses increased by $0.4 million, or 10%, to $3.7 million in the three months ended March 31, 2013, compared to $3.4 million for the same period in 2012. The increase in research and development expenses was primarily due to an increase in payroll related costs attributed to higher headcount, as we to explore ways to leverage our proprietary cooling platform for additional applications and indications,during the three months ended March 31, 2013.

Sales and marketing. Sales and marketing expenses decreased by $2.0 million, or 13%, to $12.5 million in the three months ended March 31, 2013, compared to $14.5 million for the same period in 2012. The decrease in sales and marketing expenses was mostly due to a $2.9 million decrease in advertising, public relations, collateral development and production expenses incurred in conjunction with our sales and marketing initiatives, offset in part by a $1.0 million increase in payroll related costs and sales commission expenses due to higher volume of sales. The decrease in advertising expenses is related to our shift in emphasis from Direct-to-Consumer advertising programs to a more localized co-op marketing strategy with individual practices. The increase in these payroll related expenses is directly related to the growth of our sales and marketing organization, while sales commission expenses increased due to the expansion of our sales force into new and existing markets driving growth in revenue.

General and administrative. General and administrative expenses were relatively flat at $3.8 million for the three months ended March 31, 2013, compared to $3.9 million for the same period in 2012. The decrease in general and administrative expenses was primarily due to decreases in payroll related costs, legal, travel and entertainment expenses totaling $0.5 million as we continue to focus on our cost control and reduction efforts. This was offset in part by increased stock-based compensation expense of $0.4 million.

Interest Income and Other Expense, Net (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Interest income, net	$24	$29	$(5)	(17)%
% of total revenue	—%	—%
Other expense, net	$(34)	$(17)	$(17)	100%
% of total revenue	—%	—%

Interest income, net. Interest income, net resulted in income of $24,000 for the three months ended March 31, 2013, compared to income of $29,000 for the same period in 2012. The decrease in interest income is attributable to a decrease in our cash, cash equivalents and investments.

Other expense, net. Other expense, net for the three months ended March 31, 2013, resulted in an expense of $34,000 compared to an expense of $17,000 for the same period in 2012. The increase in other expenses in the current year was related to foreign exchange transaction losses.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO. As of March 31, 2013, we had $51.6 million of cash and cash equivalents, short-term and long-term investments.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$16,846	$22,876
Short-term investments	25,359	22,563
Long-term investments	9,364	13,141
Total	$51,569	$58,580

Working capital	$47,519	$49,590

Summary Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash used in operating activities	$(7,009)	$(7,958)
Net cash provided by (used in) investing activities	918	(384)
Net cash provided by (used in) financing activities	61	(262)
Net decrease in cash and cash equivalents	$(6,030)	$(8,604)

Cash Flows for the Three Months Ended March 31, 2013 and 2012

Operating activities. Net cash used in operating activities was $7.0 million during the three months ended March 31, 2013, and consisted of a net loss of $7.5 million and a net change in operating assets and liabilities of $1.2 million, offset by non-cash items of $1.7 million. Non-cash items for the three months ended March 31, 2013, consisted primarily of a stock-based compensation expense of $1.1 million and depreciation and amortization expense of $0.4 million. The significant items in the change in operating assets and liabilities include cash used resulting from a decrease in accounts payable, accrued and other non-current liabilities of $2.5 million, an increase in prepaid expenses and other assets of $0.8 million and a decrease in deferred revenue of $0.4 million, offset in part by cash proceeds resulting from decreases in inventory of $1.3 million and accounts receivable of $1.1 million. The decrease in accounts payable and accrued liabilities resulted primarily from reductions in inventory purchases and our continued focus on cost controls and reductions, offset in part by increased accruals for sales and marketing expenses during the first three months of 2013 driven by new customer incentive and marketing programs designed to drive revenue growth. The decrease in inventory was primarily attributable to increased revenue while the decrease in accounts receivable was driven by an increase in credit card transactions with customers at the end of the quarter.

Net cash used in operating activities was $8.0 million during the three months ended March 31, 2012, and consisted of a net loss of $10.3 million, offset by a net change in operating assets and liabilities of $1.1 million and non-cash items of $1.3 million. Non-cash items for the three months ended March 31, 2012, consisted of a stock-based compensation expense of $0.7 million, depreciation and amortization expense of $0.4 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $1.0 million, an increase in inventory of $0.8 million and an increase in prepaid and other assets of $0.8 million offset by an increase of $3.7 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers extended credit terms during the first three months of 2012 compared to the same period in prior year. The increase in inventory was due to additional inventory built for our UK subsidiary to fulfill expansion of direct sales in Europe starting the next quarter. The increase in prepaid and other assets was primarily driven by higher prepayments for media and advertising. The increase in accounts payable and accrued liabilities during 2012 was due to higher accrued compensation due to higher headcount and sales related expenses such as commissions and higher accrued marketing and advertising costs.

Investing activities. Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2013, as compared to net cash used in investing activities of $0.4 million during the same period in 2012. During the three months ended March 31, 2013, we received proceeds from sale and maturity, net of purchases, of $0.9 million in short-term and long-term investments. Purchases of property and equipment amounted to $0.1 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2013, of $61,000 consisted of proceeds received from the issuance of common stock upon the exercise of stock options, offset by tax payments related to shares withheld for vested restricted stock units. Net cash used in financing activities during the three months ended March 31, 2012, of $0.3 million consisted primarily of the payment of notes payable of $0.3 million.

Our cash, cash equivalents and investments declined by $7.0 million in the first quarter of 2013.  Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $3.7 million and $3.4 million at March 31, 2013, and December 31, 2012, respectively.

Massachusetts General Hospital Royalty Payments

In May 2005, we entered into an agreement with Massachusetts General Hospital, or MGH, to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting System. As provided in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.

Lease Commitments

We lease facilities with lease terms that expire at various dates through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.3 million, respectively.

Future minimum lease payments under the non-cancellable operating leases as of March 31, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining 9 months)	902
2014	1,198
Total future minimum lease payments	$2,100

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $1.6 million and $2.2 million at March 31, 2013, and December 31, 2012, respectively.

Product Warranty

We provide a standard limited warranty on our products, generally three years for control units and one year for applicators, while for direct customers in Europe, we offer a one year standard warranty on control units.

We accrue for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenue and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Balance at the beginning of the period	$902	$742
Accruals for warranties issued	134	159
Adjustments to pre-existing warranties	(108)	215
Settlements of warranty claims	(186)	(241)
Balance at the end of the period	$742	$875

Legal Matters

On March 13, 2012, an alleged purchaser of our publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleges that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the our initial public offering.  The claims are asserted under Sections 11 and 15 of the Securities Act of 1933. On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding our underwriters as defendants. All four cases were consolidated and a consolidated complaint was deemed operative. On August 24, 2012, we filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. On November 9, 2012, the court sustained our demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint seeks compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. We have filed our response and demurer to the second amended complaint. The hearing on our demurrer is scheduled for May 2, 2013. We believe the lawsuit to be without merit and intend to vigorously defend it. We believe there is insufficient evidence to indicate whether there is a reasonable possibility that a loss has been incurred as of March 31, 2013, nor can we estimate the range of potential loss.

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

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of ZELTIQ, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement for the three months ended March 31, 2013 and 2012, was $0.4 million and $0.5 million, respectively, and the accounts receivable balance as of March 31, 2013, and December 31, 2012, was $0.1 million and $0.1 million, respectively.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. We have adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Off-balance Sheet Arrangements

As of March 31, 2013, and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposure to market risk has not changed materially since December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 8 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 13, 2013, have not changed significantly, and are set forth below.

Risks Related to Our Business

We have limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $30.1 million in 2012, $9.6 million in 2011 and $13.5 million in 2010. Our net loss for the three months ended March 31, 2013, was $7.5 million, and as of March 31, 2013, we had an accumulated deficit of approximately $121.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting System and from CoolSculpting consumable revenues will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the continued and growing acceptance among physicians and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks and abdomen in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among physicians and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting Systems and from fees associated with each CoolSculpting procedure, any failure of this product to satisfy physician or patient demand will harm our business and future prospects.

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

To generate repeat and referral business, patients must be satisfied with the effectiveness of CoolSculpting. Our clinical studies demonstrate that a single CoolSculpting procedure noticeably and measurably reduces the fat layer within a treated fat bulge without requiring diet or exercise. However, we designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are significantly obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are better candidates for invasive and minimally-invasive procedures. In addition, results obtained from a CoolSculpting procedure occur gradually over a period of two to four months after treatment and patient perception of their results may vary. Although we train our physician customers to select the appropriate patient candidates for a CoolSculpting procedure, explain to their patients the time period over which the results from a CoolSculpting procedure will occur, and take before and after photographs of a patient, our physician customers may not select appropriate patient candidates or CoolSculpting may produce results that may not meet patients' expectations. If patients are not satisfied with the long term aesthetic benefits or safety of CoolSculpting, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer. As market experience of CoolSculpting increases and more procedures are performed, we may learn more about the adverse event profile of the device and receive reports of unexpected adverse events. For example, we have received reports of rare side effects, including late-onset pain and subcutaneous induration which is hardening of normally soft tissue under the skin.

We have limited experience with our direct sales and marketing force and any failure to build and manage our direct sales and marketing force effectively could have a material adverse effect on our business.

We rely on a direct sales force to sell CoolSculpting in the United States, Canada and certain markets in Europe. To meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization in these countries significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

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

Sales in markets outside of North America accounted for approximately 26% of our revenues for the years ended December 31, 2012 and 2011, respectively, and 17% for the three months ended March 31, 2013. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting System and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting System are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting System. Practitioners may be able to make unauthorized use of our CoolSculpting System and our ability to collect fees from sales of consumables may be compromised. Consumable revenues represented 49% and 32%

of total revenues for the years ended December 31, 2012 and 2011, respectively, and 45% for the three months ended March 31, 2013, and an inability to collect them in the future would have a material adverse effect on our results of operations.

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

If our CoolSculpting System is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misusing our CoolSculpting System or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. For example, we have received reports of rare side effects, including late-onset pain, subcutaneous induration which is hardening of normally soft tissue under the skin and claims related to these and other side effects may subject us to additional liability. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We currently have product liability insurance, but it may not be adequate to cover us against potential liability. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and could reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

We have increased our headcount from 153 at January 1, 2012, to 243 at March 31, 2013, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers, and third-party payers. In March 2010, Congress enacted comprehensive health care reform legislation known as the Patient Protection and Affordable Care Act of 2010, or the PPACA. While the PPACA involves expanding coverage to more individuals, it includes new regulatory mandates and other measures designed to constrain medical costs. The PPACA also imposes significant new taxes on medical technology manufacturers that are expected to cost the medical technology industry up to $20 billion over the next decade. The PPACA imposes a 2.3% excise tax on sales of medical devices by manufacturers. There is no exemption for small companies, and we have begun paying the tax in 2013. We expect compliance with the PPACA to impose significant administrative and financial burdens on us, which may harm our results of operation.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of March 31, 2013, our patent portfolio comprised 9 issued U.S. patents, 64 issued foreign counterpart patents, 22 pending U.S. patent applications, 88 pending foreign counterpart patent applications, and 1 pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to April 22, 2013, our stock has had low and high sales prices per share in the range from $3.30 to $17.00 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

ZELTIQ Aesthetics, Inc.

Date:	April 26, 2013	By:	/s/ Patrick F. Williams
Patrick F. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
3.1
Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc. (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1, as amended, filed with the SEC on October 18, 2011 (Reg. No. 33 3-175514), and incorporated here by reference).

4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2
Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1, filed with the SEC on September 23, 2011 (Reg. No. 333-175514), and incorporated here by reference).

10.1
Cash Compensation Arrangements with Named Executive Officers (incorporated by reference to the description set forth in Item 5.02 of our Current Report on Form 8-K, filed with the SEC on March 20, 2013 (File. No. 001-35318), and incorporated here by reference).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document