Form 10-Q
period 2013-06-30
Zeltiq Aesthetics Inc
filed 2013-08-01
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of July 26, 2013, there were 36,157,470 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,062	$22,876
Short-term investments	20,340	22,563
Accounts receivable, net	7,542	7,133
Inventory	9,616	10,871
Prepaid expenses and other current assets	3,470	3,600
Total current assets	63,030	67,043
Long-term investments	10,128	13,141
Restricted cash	324	469
Property and equipment, net	2,177	2,336
Intangible asset, net	6,831	7,181
Other assets	99	99
Total assets	$82,589	$90,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,823	$4,976
Accrued liabilities	13,788	11,076
Deferred revenue	1,133	1,401
Total current liabilities	17,744	17,453
Other non-current liabilities	231	236
Total liabilities	$17,975	$17,689
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at June 30, 2013, and December 31, 2012	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at June 30, 2013, and December 31, 2012; 36,150,999 and 35,852,105 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	41	39
Additional paid-in capital	189,424	186,287
Accumulated other comprehensive (loss) income	(8)	8
Accumulated deficit	(124,843)	(113,754)
Total stockholders’ equity	64,614	72,580
Total liabilities and stockholders’ equity	$82,589	$90,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$26,338	$22,265	$46,320	$39,669
Cost of revenue	7,878	7,150	15,226	13,143
Gross profit	18,460	15,115	31,094	26,526
Operating expenses:
Research and development	3,898	3,369	7,647	6,767
Sales and marketing	14,625	14,254	27,167	28,751
General and administrative	3,626	5,556	7,434	9,409
Total operating expenses	22,149	23,179	42,248	44,927
Loss from operations	(3,689)	(8,064)	(11,154)	(18,401)
Interest income, net	19	60	43	89
Other income (expense), net	106	(47)	72	(64)
Loss before provision for income taxes	(3,564)	(8,051)	(11,039)	(18,376)
Provision for income taxes	43	50	50	70
Net loss	$(3,607)	$(8,101)	(11,089)	(18,446)
Net loss per share, basic and diluted	$(0.10)	$(0.24)	$(0.31)	$(0.54)
Weighted average shares of common stock outstanding used in computing net loss per share, basic and diluted	36,045,346	34,253,357	35,968,144	34,129,555
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(3,607)	$(8,101)	$(11,089)	$(18,446)
Other comprehensive loss
Changes in unrealized losses on available-for-sale securities	(8)	(15)	(16)	(15)
Other comprehensive loss	(8)	(15)	(16)	(15)
Comprehensive loss	$(3,615)	$(8,116)	$(11,105)	$(18,461)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,089)	$(18,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	850	782
Stock-based compensation	2,599	2,498
Amortization and accretion of discount and premium on investments	177	34
(Recovery from) provision for doubtful accounts receivable	(3)	32
Provision for excess and obsolete inventory	74	35
Loss on disposal and write-off of property and equipment	2	192
Changes in operating assets and liabilities:
Accounts receivable	(406)	(1,238)
Inventory	1,181	(1,276)
Prepaid expenses and other assets	130	492
Deferred revenue, net of deferred costs	(268)	227
Accounts payable, accrued and other non-current liabilities	517	3,997
Net cash used in operating activities	(6,236)	(12,671)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(19,093)	(38,366)
Sale of investments	10,550	—
Maturity of investments	13,586	—
Purchase of property and equipment	(306)	(534)
Change in restricted cash	145	(127)
Net cash provided by (used in) investing activities	4,882	(39,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(310)
Proceeds from issuance of common stock upon exercise of stock options	602	642
Tax payments related to shares withheld for vested restricted stock units	(62)	—
Net cash provided by financing activities	540	332
NET DECREASE IN CASH AND CASH EQUIVALENTS	(814)	(51,366)
CASH AND CASH EQUIVALENTS—Beginning of period	22,876	83,908
CASH AND CASH EQUIVALENTS—End of period	$22,062	$32,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, comprehensive loss for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The interim results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated statements of operations.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2013, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The Company adopted this guidance effective during the first quarter of 2013 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

2. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at June 30, 2013.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$12,527	$—	$—	$12,527
Short-term investments:
U.S. Agency securities	—	6,787	—	6,787
Corporate bonds	—	10,996	—	10,996
Commercial paper	—	1,998	—	1,998
Certificates of deposit	559	—	—	559
Long-term investments:
U.S. Agency securities	—	7,304	—	7,304
U.S. Treasury	—	2,017	—	2,017
Certificates of deposit	807	—	—	807
	$13,893	$29,102	$—	$42,995

	As of December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$18,274	$—	$—	$18,274
Short-term investments:
U.S. Agency securities	—	11,077	—	11,077
Corporate bonds	—	8,417	—	8,417
Commercial paper	—	1,998	—	1,998
Certificates of deposit	1,071	—	—	1,071
Long-term investments:
U.S. Agency securities	—	7,753	—	7,753
Corporate bonds	—	5,388	—	5,388
	$19,345	$34,633	$—	$53,978

During the three and six months ended June 30, 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities at June 30, 2013, and at December 31, 2012.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of June 30, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,785	$2	$—	$6,787
Corporate bonds	10,999	3	(6)	10,996
Commercial paper	1,998	—	—	1,998
Certificates of deposit	559	—	—	559
Total	$20,341	$5	$(6)	$20,340

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,310	$—	$(6)	$7,304
U.S. Treasury	2,018	—	(1)	2,017
Certificates of deposit	807	—	—	807
Total	$10,135	$—	$(7)	$10,128

The Company's short-term and long-term investments as of December 31, 2012, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$11,071	$6	$—	$11,077
Corporate bonds	8,414	3	—	8,417
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,071	—	—	1,071
Total	$22,554	$9	$—	$22,563

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,750	$3	$—	$7,753
Corporate bonds	5,392	1	(5)	5,388
Total	$13,142	$4	$(5)	$13,141

For the each of the three and six months ended June 30, 2013 and 2012, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2013, are as follows (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$20,341	$20,340
Due in one year to five years	10,135	10,128
	$30,476	$30,468

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

Inventory

Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. The net increase in the provision for excess and obsolete inventory totaled $74,000 and $35,000 for six months ended June 30, 2013 and 2012, respectively, and was charged to cost of revenue in order to establish a new cost basis for the inventory. The components of inventory consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$5,324	$8,302
Finished goods	4,292	2,569
Total inventory	$9,616	$10,871

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	June 30, 2013	December 31, 2012
Lab equipment, tooling and molds	$1,990	$1,987
Computer software	1,172	1,243
Computer equipment	812	753
Leasehold improvements	695	636
Furniture and fixtures	296	288
Vehicles	35	35
Total property and equipment	5,000	4,942
Less: Accumulated depreciation and amortization	(3,067)	(2,610)
Construction in progress	244	4
Property and equipment, net	$2,177	$2,336

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and employee related expenses	$4,560	$3,430
Accrued marketing expenses	3,061	3,287
Accrued royalty	1,842	1,343
Sales and other taxes payable	1,293	1,177
Accrued warranty	726	902
Accrued legal expenses	537	415
Other accrued liabilities	1,769	522
Total accrued liabilities	$13,788	$11,076

Product Warranty

Effective in the second quarter of 2013, the Company provides a standard limited warranty on its products of generally one year for both control units and applicators. Prior to this change, the Company provided a standard limited warranty on its products of generally three years for control units and one year for applicators, while for direct customers in Europe, the Company offered a one year standard warranty on control units.

The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenue and is based upon historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$742	$875	$902	$742
Accruals for warranties issued	55	339	97	498
Settlements of warranty claims	(71)	(281)	(273)	(307)
Balance at the end of the period	$726	$933	$726	$933

4. Intangible Asset, Net

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

Intangible asset, net comprised the following (in thousands):

	June 30, 2013	December 31, 2012
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(1,219)	(869)
Intangible asset, net	$6,831	$7,181

The amortization expense of the intangible asset was $0.2 million and $0.4 million for both the three and six months ended June 30, 2013 and 2012, respectively.

The total estimated annual future amortization expense of this intangible asset as of June 30, 2013, is as follows (in thousands):

Fiscal Year
2013 (remaining 6 months)	$350
2014	701
2015	701
2016	701
2017	701
Thereafter	3,677
Total	$6,831

5. Related Party Transactions

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

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement was $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively, compared to $0.8 million and $1.3 million for the three and six months ended June 30, 2012, respectively. The accounts receivable balance under this distribution agreement was $32,000 and $0.1 million as of June 30, 2013, and December 31, 2012, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases facilities with lease terms that expire at various dates through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

Future minimum lease payments under the non-cancelable operating leases as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining 6 months)	$624
2014	1,101
Total future minimum lease payments	$1,725

Purchase Commitments

The Company had non-cancelable purchase obligations to contract manufacturers and suppliers for $1.8 million and $2.2 million at June 30, 2013 and December 31, 2012, respectively.

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

On March 13, 2012, an alleged purchaser of the Company's publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleged that the Company made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the Company's initial public offering.  The claims were asserted under Sections 11 and 15 of the Securities Act of 1933. On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the Company's underwriters as defendants. All four cases were consolidated and a consolidated complaint was deemed operative. On August 24, 2012, the Company filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss the Company's outside directors and its underwriters from the litigation without prejudice. On November 9, 2012, the court sustained the Company's demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint sought compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. On February 25, 2013, the Company filed a demurrer to the second amended complaint. On May 17, 2013, the Court issued an order sustaining the demurrer without leave to amend and ordering the action dismissed. On June 7, 2013, the Court entered a judgment dismissing the action with prejudice.  Plaintiffs have agreed to waive their right to appeal the judgment.

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

Severance

Effective April 3, 2012, the Company's Vice President of North American Sales resigned from the Company.  On April 18, 2012, the Company's President and CEO resigned from his positions he held with the Company. As a result of these resignations, the Company incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock options, which were recorded during the three months ended June 30, 2012.  Amounts outstanding related to these resignations were $21,000 as of June 30, 2013, and the remaining amounts were paid by July 15, 2013.

Subsequent to these resignations, during the second quarter of 2012, the Company's management made a decision to terminate as well as accept resignations from several employees. As a result of these actions, the Company incurred approximately $0.8 million in termination benefits, which were recorded as part of operating expenses in the Company's condensed consolidated statement of operations.  As of June 30, 2013, all of the termination benefits had been paid. No similar costs were incurred during the three and six months ended June 30, 2013.

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

			Options Outstanding
		Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance,	December 31, 2012	1,103,836	4,128,334	$4.96
Additional shares reserved		1,200,000	—	—
Options granted		(400,000)	400,000	4.88
Restricted stock units granted		(978,000)	—	—
Options exercised		—	(170,647)	1.79
Options canceled		196,644	(196,644)	7.30
Restricted stock units canceled		67,783	—	—
Restricted stock units withheld for tax		15,705	—	—
Balance,	June 30, 2013	1,205,968	4,161,043	$4.97

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

		Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance,	December 31, 2012	1,157,450	$5.38
Restricted stock units granted		978,000	4.13
Restricted stock units released		(67,999)	6.21
Restricted stock units canceled		(67,783)	4.58
Balance,	June 30, 2013	1,999,668	$4.77

During the three and six months ended June 30, 2013, 40,838 and 67,999 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and six months ended June 30, 2013, the Company withheld 13,735 and 15,705 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three months ended June 30, 2012, 42,784 shares subject to previously granted restricted stock units vested.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were $55,000 and $62,000 for the three and six months ended June 30, 2013, respectively. The payments were used for tax withholdings related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation expense related to all of the Company's stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$62	$33	$108	$59
Research and development	225	231	423	453
Sales and marketing	486	266	659	508
General and administrative	707	1,221	1,409	1,478
Total stock-based compensation	$1,480	$1,751	$2,599	$2,498

Stock-based compensation expense includes charges related to performance based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to performance based stock options and restricted stock units was $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively. There were no such expenses related to performance based stock options or restricted stock units in either of the three or six months ended June 30, 2012.

Additionally, stock-based compensation expense for the three months ended June 30, 2012 includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives. There were no such charges in either of the three or six months ended June 30, 2013.

As of June 30, 2013, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $12.9 million, which will be recognized using the straight-line attribution method over 3.0 years.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term (in years)	4.8	5.2	4.8	5.2
Expected volatility	52%	62%	52%	62%
Risk-free interest rate	0.90%	0.84%	0.91%	0.89%
Expected dividend yield	—%	—%	—%	—%

During the three and six months ended June 30, 2013, the Company granted 285,000 and 375,000 stock options, respectively, to employees with a weighted-average grant date fair value of $2.33 and $2.20 per share, respectively. During the three and six months ended June 30, 2012, the Company granted 396,271 and 717,223 stock options, respectively, to employees with a weighted-average grant date fair value of $2.77 and $4.21 per share, respectively.

During the three and six months ended June 30, 2013, the Company granted 198,950 and 953,000 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $4.71 and $4.15 per share, respectively. During the three and six months ended June 30, 2012, the Company granted 326,206 and 420,018 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $5.85 and $7.06 per share, respectively.

As of June 30, 2013, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.2 million, which will be recognized using the straight-line attribution method over 0.4 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the three months ended June 30, 2013, the Company granted stock-based awards to a non-employee which will vest over 2 years. During the three months ended June 30, 2012, the Company granted stock-based awards to a non-employee which vested over 0.5 years. Stock-based compensation expense related to non-employee grants was $0.1 million for both the three and six months ended June 30, 2013, compared to $0.4 million for both the three and six months ended June 30, 2012.

8. Net Loss per Share of Common Stock

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Historical net loss per share:
Numerator
Net loss (in thousands)	$(3,607)	$(8,101)	$(11,089)	$(18,446)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share - basic and diluted	36,045,346	34,253,357	35,968,144	34,129,555
Basic and diluted net loss per share	$(0.10)	$(0.24)	$(0.31)	$(0.54)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options to purchase common stock	3,204,054	4,125,145	3,160,424	4,125,145
Restricted stock units	149,441	—	189,380	—
Total	3,353,495	4,125,145	3,349,804	4,125,145

9. Income Taxes

The Company recorded an income tax provision of $43,000 and $50,000 for the three and six months ended June 30, 2013, respectively, compared to an income tax provision of $50,000 and $70,000 for the three and six months ended June 30, 2012, respectively. The income tax provision for the three and six months ended June 30, 2013 and 2012, reflects income tax expense in certain non-U.S. jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the first quarter of 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

At June 30, 2013, the Company had $1.1 million of unrecognized tax benefits, of which $54,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of June 30, 2013, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

10. Segment Information

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America	$21,178	$16,630	$37,795	$29,651
International	5,160	5,635	8,525	10,018
Total	$26,338	$22,265	$46,320	$39,669

North America includes the United States and related territories, as well as Canada. International includes the rest of the world. Revenue for the United States was $19.9 million and $35.9 million for the three and six months ended June 30, 2013, respectively, compared to $16.0 million and $28.4 million for the three and six months ended June 30, 2012, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
System revenue	$12,978	$11,996	$24,050	$21,021
Consumable revenue	13,360	10,269	22,270	18,648
Total	$26,338	$22,265	$46,320	$39,669

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

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We may seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.

In the United States and related territories and Canada we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenue from markets outside of North America accounted for 20% and 18% of our total revenue for the three and six months ended June 30, 2013, respectively, compared to 25% of our total revenue for both the three and six months ended June 30, 2012.

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

Revenue

We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $26.3 million and $46.3 million for the three and six months ended June 30, 2013, respectively, compared to $22.3 million and $39.7 million for the three and six months ended June 30, 2012, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Some practices may purchase more than one CoolSculpting system. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 49% and 52% of our total revenue for the three and six months ended June 30, 2013, respectively, compared to 54% and 53% of our total revenue for the three and six months ended June 30, 2012, respectively. Our worldwide installed base grew by 38% from 1,257 units as of June 30, 2012, to 1,731 units as of June 30, 2013.

Consumable revenue. We generate consumable revenue through sales of CoolSculpting procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. Consumable revenue represented 51% and 48% of our total revenue for the three and six months ended June 30, 2013, respectively, compared to 46% and 47% of our total revenue for the three and six months ended June 30, 2012, respectively. We shipped 112,794 and 190,353 CoolSculpting cycles to our customers during the three and six months ended June 30, 2013, respectively, compared to 84,072 and 148,020 CoolSculpting cycles during the three and six months ended June 30, 2012, respectively.

Our business plan focuses on expanding our installed base of systems at customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our customer and consumer marketing programs. We anticipate that as we implement our business plan our consumable revenue will increase as a percentage of our total revenue.

Seasonality. Seasonal fluctuations in the number of customers in their offices and available to take appointments as well as their patients have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in Europe. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Market in which we operate. The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We compete with many other technologies for consumer demand. Further, the aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems is driven by consumer demand. Procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients could adversely affect the markets in which we operate.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our critical accounting policies have not materially changed during the six months ended June 30, 2013. Furthermore, the preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

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

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
System revenue	$12,978	$11,996	$982	8%	$24,050	$21,021	$3,029	14%
Consumable revenue	13,360	10,269	3,091	30%	22,270	18,648	3,622	19%
Total revenue	$26,338	$22,265	$4,073	18%	$46,320	$39,669	$6,651	17%

Total revenue increased by $4.1 million, or 18%, to $26.3 million in the three months ended June 30, 2013, compared to $22.3 million during the same period in 2012. Total revenue increased by $6.7 million, or 17%, to $46.3 million in the six months ended June 30, 2013, compared to $39.7 million during the same period in 2012. Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, a larger percentage of total revenue contribution from North America revenue which has a higher average selling price, the introduction of new applicators and an increase in our installed base of CoolSculpting systems.

System revenue. System revenue increased by $1.0 million to $13.0 million in the three months ended June 30, 2013, compared to $12.0 million during the same period in 2012. System revenue increased by $3.0 million to $24.1 million in the six months ended June 30, 2013, compared to $21.0 million during the same period in 2012. During the first half of 2013, our system revenue increased as result of the launch of our CoolCurve+ applicator during the third quarter of 2012 and the launch of our CoolFit applicator during the first quarter of 2013, which increased the number of applicators included in each standard CoolSculpting system. We also experienced increased sales of applicators, primarily of our CoolFit applicator and some CoolCurve+ applicators, to existing customers in the three and six months ended June 30, 2013, as compared to the same period in 2012, as our customers look to optimize their existing system to fit different body shapes and sizes. Additionally, we experienced incremental growth in system revenue for both the three and six months ended June 30, 2013 as result of increased North America system sales and to a lesser extent the launch of our international direct sales organization during the second quarter of 2012 .

Consumable revenue. Consumable revenue increased by $3.1 million to $13.4 million in the three months ended June 30, 2013, compared to $10.3 million during the same period in 2012. Consumable revenue increased by $3.6 million to $22.3 million in the six months ended June 30, 2013, compared to $18.6 million during the same period in 2012. The increase in consumable revenue was primarily due to the growth of our worldwide installed base of CoolSculpting systems, and an increased number of cycles shipped to our customers driven by our targeted customer and consumer marketing programs. Our installed base increased primarily in North America and to a lesser extent in Europe resulting from the launch of our international direct sales organization during the second quarter of 2012. This increase was partially offset by rebates associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases, that was launched in the third quarter of 2012.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenue	$7,878	$7,150	$728	10%	$15,226	$13,143	$2,083	16%
% of total revenue	30%	32%			33%	33%
Gross profit	$18,460	$15,115	$3,345	22%	$31,094	$26,526	$4,568	17%
Gross profit %	70%	68%			67%	67%

Gross profit as a percentage of revenue typically fluctuates with product mix, selling prices, material costs and revenue levels. Gross profit was $18.5 million, or 70% of revenue, for the three months ended June 30, 2013, compared to gross profit of $15.1 million, or 68% of revenue, for the three months ended June 30, 2012. Gross profit was $31.1 million, or 67% of revenue, for the six months ended June 30, 2013, compared to gross profit of $26.5 million, or 67% of revenue, for the six months ended June 30, 2012.

The increase in gross profit as a percentage of revenue for the three months ended June 30, 2013, as compared to the same period in 2012, was primarily attributable to increased sales in consumable revenue as a percentage of total revenue, which have a higher margin. Additionally, gross profit was positively impacted by higher overall sales volumes and higher average selling prices, as well as our continued focus on cost reduction across our product portfolio and the completion of the in-sourced manufacturing structure during the second quarter of 2013. Gross profit as a percentage of revenue remained flat for the six months ended June 30, 2013, as compared to the same period in 2012. Gross profit was favorably impacted as result of higher overall sales volumes and higher average selling prices and our continued focus on cost reduction across our product portfolio, offset by an increase in manufacturing overhead cost as result of our on-going transition from outsourced manufacturing and supply of our CoolSculpting control units, certain of our applicators and our CoolCards to an in-sourced manufacturing structure during the second quarter of 2013.

For both the three and six months ended June 30, 2013, as compared to the same period in 2012, gross profit was reduced in part due to the inclusion of the 2.3% Medical Device Excise Tax on all U.S. sales as part of the Patient Protection and Affordable Care Act of 2010 which went into effect on January 1, 2013.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Operating expenses
Research and development	$3,898	$3,369	$529	16%	$7,647	$6,767	$880	13%
% of total revenue	15%	15%			17%	17%
Sales and marketing	$14,625	$14,254	$371	3%	$27,167	$28,751	$(1,584)	(6)%
% of total revenue	56%	64%			59%	72%
General and administrative	$3,626	$5,556	$(1,930)	(35)%	$7,434	$9,409	$(1,975)	(21)%
% of total revenue	14%	25%			16%	24%
Total operating expenses	$22,149	$23,179	$(1,030)	(4)%	$42,248	$44,927	$(2,679)	(6)%

Research and development. Research and development expenses increased by $0.5 million, or 16%, to $3.9 million for the three months ended June 30, 2013, compared to $3.4 million for the same period in 2012. Research and development expenses increased by $0.9 million, or 13%, to $7.6 million for the six months ended June 30, 2013, compared to $6.8 million for the same period in 2012.

Research and development expenses increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to an increase in payroll related costs attributed to higher headcount, as well as increased development costs, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications.

Sales and marketing. Sales and marketing expenses increased by $0.4 million, or 3%, to $14.6 million for the three months ended June 30, 2013, compared to $14.3 million for the same period in 2012. Sales and marketing expenses decreased by $1.6 million, or 6%, to $27.2 million for the six months ended June 30, 2013, compared to $28.8 million for the same period in 2012.

Sales and marketing expenses increased for the three months ended June 30, 2013, compared to the same period in 2012, primarily due to $1.8 million increase in commissions and certain employee related costs resulting from the expansion of our sales force into new and existing markets driving growth in revenue. This was offset in part by a $1.5 million decrease in advertising expenses primarily related to our shift in emphasis from Direct-to-Consumer advertising programs to a more localized co-op marketing strategy with individual practices.

Sales and marketing expenses decreased for the six months ended June 30, 2013, compared to the same period in 2012, primarily due to $4.3 million decrease in advertising expenses resulting from our shift in emphasis from Direct-to-Consumer advertising programs to a more localized co-op marketing strategy with individual practices. This was offset in part by a $2.7 million increase in commissions and certain employee related costs due to the expansion of our sales force into new and existing markets driving growth in revenue.

General and administrative. General and administrative expenses decreased by $1.9 million, or 35%, to $3.6 million for the three months ended June 30, 2013, compared to $5.6 million for the same period in 2012. General and administrative expenses decreased by $2.0 million, or 21%, to $7.4 million for the six months ended June 30, 2013, compared to $9.4 million for the same period in 2012.

General and administrative expenses decreased for the three and six months ended June 30, 2013, compared to the same period in 2012, primarily due to decreases in payroll related costs, stock-based compensation expense, and legal costs. Combined payroll related costs and stock-based compensation expense decreased by $1.2 million and $0.8 million for the three and six months ended June 30, 2013, respectively, when compared to the same period in 2012, as result of a reduction in costs associated with non-recurring severance expenses, offset in part by an increase in costs associated with higher headcount in certain functions to support growth in our business. Legal expenses decreased by $1.1 million and $1.3 million for the three and six months ended June 30, 2013, respectively, when compared to the same period in 2012, due to the resolution of various legal matters in 2013, including shareholder and certain IP related litigation.

Interest Income and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income, net	$19	$60	$(41)	(68)%	$43	$89	$(46)	(52)%
% of total revenue	—%	—%			—%	—%
Other income (expense), net	$106	$(47)	$153	(326)%	$72	$(64)	$136	(213)%
% of total revenue	—%	—%			—%	—%

Interest income, net. Interest income, net for the three months ended June 30, 2013, resulted in income of $19,000 compared to income of $60,000 for the same period in 2012. Interest income, net for the six months ended June 30, 2013, resulted in income of $43,000 compared to income of $89,000 for the same period in 2012. The decrease in interest income is attributable to a decrease in our cash, cash equivalents and investments.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2013, resulted in an income of $106,000 compared to an expense of $47,000 for the same period in 2012. Other income (expense), net for the six months ended June 30, 2013, resulted in an income of $72,000 compared to an expense of $64,000 for the same period in 2012. The increase in other income in the current year was related to proceeds received as result of a favorable patent defense ruling.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$22,062	$22,876
Short-term investments	20,340	22,563
Long-term investments	10,128	13,141
Total	$52,530	$58,580

Working capital	$45,286	$49,590

Summary Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash used in operating activities	$(6,236)	$(12,671)
Net cash provided by (used in) investing activities	4,882	(39,027)
Net cash provided by financing activities	540	332
Net decrease in cash and cash equivalents	$(814)	$(51,366)

Cash Flows for the Six Months Ended June 30, 2013 and 2012

Operating activities. Net cash used in operating activities was $6.2 million during the six months ended June 30, 2013, and consisted of a net loss of $11.1 million and a net change in operating assets and liabilities of $1.2 million, offset by non-cash items of $3.7 million. Non-cash items for the six months ended June 30, 2013, consisted primarily of a stock-based compensation expense of $2.6 million and depreciation and amortization expense of $0.9 million. The significant items in the change in operating assets and liabilities include cash proceeds resulting from decreases in inventory of $1.2 million and an increase in accounts payable, accrued and other non-current liabilities of $0.5 million, offset in part by cash used resulting from an increase in accounts receivable of $0.4 million. The decrease in inventory was as result of our continued focus on the management of inventory levels. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, while the increase in accounts receivable is driven by the increase in revenue during the first six months of 2013 as well as continued growth in the number of customers extended credit terms, offset in part by strong cash collections throughout the period.

Net cash used in operating activities was $12.7 million during the six months ended June 30, 2012, and consisted of a net loss of $18.4 million, offset by a net change in operating assets and liabilities of $2.2 million and non-cash items of $3.6 million. Non-cash items for the six months ended June 30, 2012, consisted of a stock-based compensation expense of $2.5 million, depreciation and amortization expense of $0.8 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $1.2 million, an increase in inventory of $1.3 million offset by an increase in prepaid and other assets of $0.5 million and an increase of $4.0 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers extended credit terms during the first six months of 2012 compared to the same period in prior year. The increase in inventory was due to additional inventory built for our UK subsidiary to fulfill expansion of direct sales in Europe starting the next quarter. The increase in prepaid and other assets was primarily driven by higher prepayments for media and advertising. The increase in accounts payable and accrued liabilities during 2012 was due to higher accrued compensation due to higher headcount and sales related expenses such as commissions and higher accrued marketing and advertising costs.

Investing activities. Net cash provided by investing activities was $4.9 million for the six months ended June 30, 2013, as compared to net cash used in investing activities of $39.0 million during the same period in 2012. During the six months ended June 30, 2013, we received proceeds from sale and maturity, net of purchases, of $5.0 million in short-term and long-term investments. During the six months ended June 30, 2012, we invested $38.4 million in short-term and long-term investments. Purchases of property and equipment amounted to $0.3 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2013, of $0.5 million consisted of proceeds received from the issuance of common stock upon the exercise of stock options, offset by tax payments related to shares withheld for vested restricted stock units. Net cash provided by financing activities during the six months ended June 30, 2012, of $0.3 million consisted of $0.6 million proceeds received from the issuance of common stock upon the exercise of stock options, offset by the repayment of notes payable of $0.3 million.

Our cash, cash equivalents and investments declined by $6.1 million during the six months ended June 30, 2013. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $3.5 million and $3.4 million at June 30, 2013, and December 31, 2012, respectively.

Massachusetts General Hospital Royalty Payments

In May 2005, we entered into an agreement with Massachusetts General Hospital, or MGH, to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting system. As provided in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.

Lease Commitments

We lease facilities with lease terms that expire at various dates through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

Future minimum lease payments under the non-cancellable operating leases as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining 6 months)	624
2014	1,101
Total future minimum lease payments	$1,725

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $1.8 million and $2.2 million at June 30, 2013, and December 31, 2012, respectively.

Product Warranty

Effective in the second quarter of 2013, we provide a standard limited warranty on our products of generally one year for both control units and applicators. Prior to this change, we provided a standard limited warranty on our products of generally three years for control units and one year for applicators, while for direct customers in Europe, we offered a one year standard warranty on control units.

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$742	$875	$902	$742
Accruals for warranties issued	55	339	97	498
Settlements of warranty claims	(71)	(281)	(273)	(307)
Balance at the end of the period	$726	$933	$726	$933

Legal Matters

On March 13, 2012, an alleged purchaser of our publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleged that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the our initial public offering.  The claims were asserted under Sections 11 and 15 of the Securities Act of 1933. On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding our underwriters as defendants. All four cases were consolidated and a consolidated complaint was deemed operative. On August 24, 2012, we filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. On November 9, 2012, the court sustained our demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint sought compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. On February 25, 2013, we filed a demurrer to the second amended complaint. On May 17, 2013, the Court issued an order sustaining the demurrer without leave to amend and ordering the action dismissed. On June 7, 2013, the Court entered a judgment dismissing the action with prejudice.  Plaintiffs have agreed to waive their right to appeal the judgment.

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

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc., or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of ZELTIQ, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement was $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively, compared to $0.8 million and $1.3 million for the three and six months ended June 30, 2012, respectively. The accounts receivable balance under this distribution agreement was $32,000 and $0.1 million as of June 30, 2013, and December 31, 2012, respectively.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. We adopted this guidance effective during the first quarter of 2013 and such adoption did not have a material impact on our consolidated financial statements.

Off-balance Sheet Arrangements

As of June 30, 2013, and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 13, 2013, have not changed significantly, other than as are marked with an asterisk (*), and the removal of the risk factor entitled “We have been named in litigation that may adversely affect our financial condition, results of operations and cash flows” because the lawsuit was dismissed, and are set forth below.

Risks Related to Our Business

We have limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $30.1 million in 2012 and $9.6 million in 2011. Our net loss for the six months ended June 30, 2013, was $11.1 million, and as of June 30, 2013, we had an accumulated deficit of approximately $124.8 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

Our limited operating history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. In addition, a number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	customer demand for purchasing CoolSculpting systems may vary from quarter to quarter;

•	the inability for customers to obtain any necessary financing;

•	changes in the length of the sales process;

•	performance of our international distributors;

•	media coverage of CoolSculpting and positive or negative patient experiences, the procedures or products of our competitors, or our industry;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party contract manufacturers or suppliers;

•	seasonal or other variations in patient demand for aesthetic procedures;

•	introduction of new aesthetic procedures or products that compete with CoolSculpting; and

•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

Fluctuations in our financial results could negatively affect our stock price.

We are dependent upon the success of CoolSculpting, which has a limited commercial history. If the market acceptance for CoolSculpting fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenues we generate from sales of our CoolSculpting system and from CoolSculpting consumable revenues will account for substantially all of our revenues for the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks and abdomen in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and from fees associated with each CoolSculpting procedure, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks and abdomen, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles” and for the abdomen area. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for substantially all of our revenues for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

Customers must make significant capital expenditures to purchase our CoolSculpting systems, which makes it difficult to increase our customer base, and if we are not able to convince customers to make this capital expenditure, our ability to grow our business will be harmed.

Customers must make significant capital expenditures to purchase our CoolSculpting systems and our ability to increase the number of customers willing to make these significant capital expenditures and make CoolSculpting a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our CoolSculpting system and the revenue that a customer can derive from performing CoolSculpting procedures are compelling when compared to the costs and revenues associated with alternative aesthetic treatments the customer may offer. In addition, alternative treatments may be invasive, minimally-invasive, or non-invasive and, we must, in some cases, overcome a bias against non-invasive aesthetic procedures for fat reduction, principally from plastic surgeons. Further, we believe our marketing programs, including our co-op customer marketing programs, will be critical in driving additional CoolSculpting procedures, but these programs require customer commitment and involvement to succeed. If we are unable to increase customer adoption and use of CoolSculpting, our financial performance will be adversely affected.

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

The CoolSculpting procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo a CoolSculpting procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs, including our co-op customer marketing initiatives, as to which we have limited experience;

•	the cost, safety, and effectiveness of CoolSculpting versus other aesthetic treatments;

•	the price of CoolSculpting relative to other aesthetic products and alternative treatments;

•	the willingness of patients to wait up to four months post-treatment to notice the aesthetic results of a CoolSculpting procedure;

•	the ability to obtain regulatory clearance to market CoolSculpting for additional treatment indications in the United States;

•	the adverse event profile of CoolSculpting, including warnings, side effects, and contraindications, which are subject to change;

•	the extent to which our customers recommend CoolSculpting to their patients;

•	our success in attracting consumers who have not previously purchased an aesthetic procedure;

•	the extent to which our CoolSculpting procedure satisfies patient expectations;

•	our ability to properly train our customers in the use of CoolSculpting such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and CoolSculpting in particular;

•	the success of any direct-to-consumer marketing efforts we initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.

Our success depends in part upon patient satisfaction with the effectiveness of CoolSculpting.

To generate repeat and referral business, patients must be satisfied with the effectiveness of CoolSculpting. Our clinical studies demonstrate that a single CoolSculpting procedure noticeably and measurably reduces the fat layer within a treated fat bulge without requiring diet or exercise. However, we designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are significantly obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are better candidates for invasive and minimally-invasive procedures. In addition, results obtained from a CoolSculpting procedure occur gradually over a period of two to four months after treatment and patient perception of their results may vary. Although we train our customers to select the appropriate patient candidates for a CoolSculpting procedure, explain to their patients the time period over which the results from a CoolSculpting procedure will occur, and take before and after photographs of a patient, our customers may not select appropriate patient candidates or CoolSculpting may produce results that may not meet patients' expectations. If patients are not satisfied with the long term aesthetic benefits or safety of CoolSculpting, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer. As market experience of CoolSculpting increases and more procedures are performed, we may learn more about the adverse event profile of the device and receive reports of unexpected adverse events. For example, we have received reports of rare side effects, including late-onset pain and subcutaneous induration which is hardening of normally soft tissue under the skin.

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

We rely on a direct sales force to sell CoolSculpting in the United States, Canada and certain markets in Europe. To meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization in these countries significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

•	hire qualified individuals as needed;

•	generate sufficient leads within our target customer group for our sales force;

•	provide adequate training for the effective sale and marketing of CoolSculpting;

•	retain and motivate our direct sales and marketing professionals; and

•	effectively oversee geographically dispersed sales and marketing teams.

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

We currently depend on third-party distributors to sell, market, and service our CoolSculpting systems in markets outside of North America and to train our customers in such markets. We may need to engage additional third-party distributors to expand in new markets outside of North America. We are subject to a number of risks associated with our dependence on these third parties, including:

•	we lack day-to-day control over the activities of third-party distributors;

•	third-party distributors may not commit the necessary resources to market, sell, and service our systems to the level of our expectations;

•	third-party distributors may not be as selective as we would be in choosing customers to purchase CoolSculpting systems or as effective in training customers in marketing and patient selection;

•	third-party distributors may terminate their arrangements with us on limited, or no, notice or may change the terms of these arrangements in a manner unfavorable to us; and

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

Sales in markets outside of North America accounted for approximately 26% of our revenues for the years ended December 31, 2012 and 2011, respectively, and 18% for the six months ended June 30, 2013. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We also compete generally against medical technology and aesthetic companies, including those offering products and technologies unrelated to fat reduction, for customer resources and mind share. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target customers, which could inhibit our market penetration efforts. Our potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay purchasing, or not to purchase, our CoolSculpting system.

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

Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting system and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting system are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting system. Practitioners may be able to make unauthorized use of our CoolSculpting system and our ability to collect fees from sales of consumables may be compromised. Consumable revenues represented 49% and 32% of total revenues for the years ended December 31, 2012 and 2011, respectively, and 48% for the six months ended June 30, 2013, and an inability to collect them in the future would have a material adverse effect on our results of operations.

In addition, if counterfeit products are used with or in place of our own, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in a January ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling. Further, although we and MGH did prevail against Clinipro in a major legal case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinpro and its distributors from selling LipoCryo in France, there is no assurance that Clinipro will not appeal that ruling or, if it does so, that it will not prevail.

*We have limited experience in manufacturing our CoolSculpting system, and if we are unable to manufacture our CoolSculpting system in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

Our CoolSculpting system consists of a CoolSculpting control unit and our CoolSculpting applicators. Our CoolSculpting procedure packs are composed of consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. Prior to the second quarter of 2013, we manufactured our CoolSculpting system and related procedure packs through a combination of direct manufacturing and through third-party manufacturers. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system, CoolCards and CoolGels. CoolLiners continue to be manufactured through third-party manufacturers. To manufacture our CoolSculpting system in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If there is a disruption to our manufacturing operations, we will have no other means of producing our CoolSculpting systems until we restore the affected facilities or develop alternative manufacturing facilities or methods, including potentially re-outsourcing our manufacturing operations. Additionally, any damage to or destruction of our facilities or equipment may significantly impair our ability to manufacture CoolSculpting systems on a timely basis.

If we are unable to produce CoolSculpting systems in sufficient quantities to meet anticipated customer demand, our revenues, business, and financial prospects would be harmed. The lack of experience we have in producing commercial quantities of our CoolSculpting system may also result in quality issues, and result in product recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our CoolSculpting system and procedure packs to market, harm our reputation, and decrease our revenues. Any recall could be expensive and generate negative publicity, which could impair our ability to market our CoolSculpting system and further affect our results of operations.

*We outsource the manufacturing of key components to third-party manufacturers.

CoolGels and CoolLiners are manufactured by third-party manufacturers. If the operations of third-party manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations, regulatory problems or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

*Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Our CoolSculpting system contains two critical components, the integrated circuit contained in the CoolSculpting control unit and the CoolCard, which is supplied by Renesas Electronics Corporation in Japan, and the connector that attaches our applicators to the control unit, which is supplied by Hypertronics Corporation in Hudson, Massachusetts. The single source suppliers of these two critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least three months supply of connectors to support open purchase orders, such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these suppliers. In addition, several other non-critical components and materials that compose our CoolSculpting system are currently supplied by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers' capabilities could harm our ability to manufacture our CoolSculpting system until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

We keep limited materials, components, and finished products on hand. To manage our operations with our third-party contract manufacturers and suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our CoolSculpting system require an order lead time of six months. Our limited historical commercial experience and growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands, and our demand for components and materials increase beyond our estimates, our contract manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our CoolSculpting system to our customers. In contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

Even though our CoolSculpting system is marketed solely to our customers, there exists a potential for misuse, which could harm our reputation and our business.

We and our independent distributors market and sell CoolSculpting solely to our customers. Under state law in the United States, our customers can generally allow nurse practitioners, technicians, and other non-physicians to perform CoolSculpting procedures under their direct supervision. Similarly, in markets outside of the United States, our customers can allow non-physicians to perform CoolSculpting procedures under their supervision. Although we and our distributors provide training on the use of CoolSculpting systems, we do not supervise the procedures performed with our CoolSculpting system, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of our CoolSculpting system by physicians and non-physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material, or workmanship, or misuse of our CoolSculpting system, or unanticipated adverse events, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

If our CoolSculpting system is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our CoolSculpting system or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. For example, we have received reports of rare side effects, including late-onset pain, subcutaneous induration which is hardening of normally soft tissue under the skin and claims related to these and other side effects may subject us to additional liability. Product liability claims could divert management's attention from our core business, be expensive to defend, and result in sizable damage awards against us. We currently have product liability insurance, but it may not be adequate to cover us against potential liability. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and could reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and certain personally identifiable information of our customers and employees in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to malfeasance, employee error, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation, any of which could have a material adverse effect on our business, profitability and financial condition.

We have increased the size of our company significantly and over a short period, and difficulties managing our growth could adversely affect our business, operating results, and financial condition.

We have increased our headcount from 153 at January 1, 2012, to 263 at June 30, 2013, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not cleared or approved by the FDA as reflected in the product's labeling. Our current FDA labeling only permits marketing CoolSculpting in the United States for use on the flanks and for the abdomen and restricts us from promoting it for use on other parts of the body. The FDA does not regulate the practice of medicine however, and, we are aware that CoolSculpting is used by our customers on other parts of the body. If we are found to have inappropriately promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our third-party contract manufacturers to take satisfactory corrective action in response to an adverse QSR inspection, can result in, among other things:

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

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers, and third-party payers. In March 2010, Congress enacted comprehensive health care reform legislation known as the Patient Protection and Affordable Care Act of 2010, which, as amended, is often called “PPACA.” Among other things, PPACA established the framework for new regulatory mandates and other measures designed to constrain medical costs. PPACA also established significant taxes on medical technology manufacturers that are expected to result in significant cost to the medical technology industry. PPACA imposes a 2.3% excise tax on certain sales of medical devices by manufacturers. There is no exemption for small companies, and we began paying the tax in 2013. We expect compliance with PPACA to continue to impose significant administrative and financial burdens on us, which may harm our results of operation.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of June 30, 2013, our patent portfolio comprised 9 issued U.S. patents, 67 issued foreign counterpart patents, 27 pending U.S. patent applications, 81 pending foreign counterpart patent applications, and 1 pending patent applications under the Patent Cooperation Treaty, or PCT, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in a January ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling. Further, although we and MGH did prevail against Clinipro in a major legal case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinpro and its distributors from selling LipoCryo in France, there is no assurance that Clinipro will not appeal that ruling or, if it does so, that it will not prevail.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to July 26, 2013, our stock has had low and high sales prices per share in the range from $3.30 to $17.00 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Our directors, executive officers, and significant stockholders hold a majority of our common stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers, and beneficial holders of 10% or more of our outstanding common stock beneficially own a majority of our outstanding common stock. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to control all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	July 31, 2013	By:	/s/ Patrick F. Williams
Patrick F. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on April 26, 2013 (SEC. No. 001-35318), and incorporated here by reference).

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

10.1	Amendment to Offer Letter, dated April 23, 2013, between Keith Sullivan and ZELTIQ Aesthetics, Inc.
10.2	First Amendment to Offer Letter, dated November 26, 2012, between Sergio Garcia and ZELTIQ Aesthetics, Inc.
10.3	Second Amendment to Offer Letter, dated April 29, 2013, between Sergio Garcia and ZELTIQ Aesthetics, Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document