Form 10-K/A
period 2012-12-31
Zeltiq Aesthetics Inc
filed 2013-08-07
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On March 13, 2013, we filed our Form 10-K for the period ended December 31, 2012 (“Original Annual Report”).  This Amendment No. 1 to Form 10-K is filed solely to refile corrected Exhibits 31.1 and 31.2 (which corrected exhibits filed herewith are dated as of the date of the original exhibits) to the Form 10-K in accordance with Item 601(b)(31) of Regulation S-K.

Except as described above, no attempt has been made in this Amendment to modify or update any disclosures presented in the Original Annual Report other than as revised in the Exhibit Index. This Amendment No.1 does not reflect events occurring after the filing of the Original Annual Report or modify or update any disclosures therein. Accordingly, this Amendment should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

ZELTIQ Aesthetics, Inc.

FORM 10-K/A
(Amendment No. 1)
For the Year Ended December 31, 2012

PAGE NUMBER
Signatures	3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:	August 7, 2013	By:	/s/ Mark J. Foley
Mark J. Foley
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
(To Original Filing)

				Incorporated by Reference
Exhibit No.		Description	Filed with Original Filing	Form	File No.	Exhibit No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		S-1	333-175514	3.2	7/13/2011
3.2		Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		S-1	333-175514	3.4	7/13/2011
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
4.3		Warrant to Purchase Stock, dated as of January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	4.2	7/13/2011
10.1	#	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10.4	10/11/2011
10.2		Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.4	8/17/2011
10.3		First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.5	8/17/2011
10.4		Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.6	8/17/2011
10.5		Loan and Security Agreement, dated January 14, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	10.7	7/13/2011
10.6		First Amendment to Loan and Security Agreement, dated July 28, 2009, by and between ZELTIQ Aesthetics, Inc. and Silicon Valley Bank.		S-1	333-175514	10.8	7/13/2011
10.8		Manufacturing Services Agreement, dated April 16, 2010, by and between ZELTIQ Aesthetics, Inc. and ONCORE Manufacturing, LLC.		S-1/A	333-175514	10.9	8/17/2011
10.9		Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.		S-1	333-175514	10.23	7/13/2011
10.10		Manufacturing Services Agreement, dated December 7, 2010, by and between ZELTIQ Aesthetics, Inc. and UNICEP Packaging Inc.		S-1	333-175514	10.10	7/13/2011

10.11		Form of Purchase Order (used for each of Katecho, Inc., Coastline International, Inc., Renesas Electronics Corporation, and Hypertronics Corporation).	S-1/A	333-175514	10.2	8/17/2011
10.13	*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	10.17	7/13/2011
10.14	*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	10.19	9/7/2011
10.15	*	Amendment to Nye Employment Agreement, dated July 11, 2011, by and between ZELTIQ Aesthetics, Inc. and Gordon E. Nye.	S-1/A	333-175514	10.34	9/7/2011
10.16	*	Offer Letter Agreement, dated November 20, 2009, by and between ZELTIQ Aesthetics, Inc. and Joshua T. Brumm.	S-1/A	333-175514	10.29	9/7/2011
10.17	*	Offer Letter Agreement, dated February 21, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Ian P. West.	S-1/A	333-175514	10.30	9/7/2011
10.18	*	Offer Letter Agreement, dated March 24, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.	S-1/A	333-175514	10.31	9/7/2011
10.19	*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Ian P. West.	S-1/A	333-175514	10.38	9/7/2011
10.20	*	Offer Letter Agreement, dated April 29, 2010, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	S-1	333-175514	10.20	7/13/2011
10.21	*	Promotion Letter, dated August 8, 2011, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	S-1/A	333-175514	10.36	9/7/2011
10.22	*	2005 Stock Incentive Plan.	S-1/A	333-175514	10.11	8/17/2011
10.23	*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.	S-1/A	333-175514	10.12	8/17/2011
10.24	*	Amendment to 2005 Stock Incentive Plan.	S-1/A	333-175514	10.13	8/17/2011
10.25	*	2011 Equity Incentive Plan.	S-1/A	333-175514	10.14	9/23/2011
10.26	*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1/A	333-175514	10.15	9/23/2011
10.27	*	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.16	9/23/2011
10.28	*	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.17	9/23/2011
10.29	*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.18	9/23/2011
10.30	*	Form of Notice of Grant of Restricted Stock under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.19	9/23/2011
10.31	*	Form of Notice of Grant of Stock Option under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.20	9/23/2011
10.32	*	2011 Employee Stock Purchase Plan.	S-1/A	333-175514	10.21	9/23/2011
10.33	*	Employment Offer Letter, dated February 20, 2012, by and between ZELTIQ Aesthetics, Inc. and Michael C. Genau.	8-K	001-35318	10.1	3/19/2012
10.34	*	Employment Offer Letter, dated February 9, 2012, by and between ZELTIQ Aesthetics, Inc. and Sergio Garcia.	10-Q	001-35318	10.2	5/11/2012
10.35	*	Severance Agreement, dated January 18, 2012, by and between ZELTIQ Aesthetics, Inc. and John F. Howe.	10-Q	001-35318	10.3	5/11/2012

10.36	*	Promotion letter, dated February 10, 2012, by and between ZELTIQ Aesthetics, Inc. and Joshua Brumm.		10-Q	001-35318	10.5	5/11/2012
10.37	*	Cash Compensation Arrangements with Named Executive Officers.		10-Q	001-35318	(1)	5/11/2012
10.38	*	Transition Agreement, dated April 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Gordie Nye.		10-Q	001-35318	10.7	8/7/2012
10.39	*	Separation Agreement, dated June 8, 2012, by and between ZELTIQ Aesthetics, Inc. and Gordie Nye.		10-Q	001-35318	10.8	8/7/2012
10.40	*	Separation Agreement, dated May 25, 2012, by and between ZELTIQ Aesthetics, Inc. and Dennis J. Jarvis.		10-Q	001-35318	10.9	8/7/2012
10.41	*	Separation Agreement, dated May 3, 2012, by and between ZELTIQ Aesthetics, Inc. and Ian P. West.		10-Q	001-35318	10.10	8/7/2012
10.42	*	Consulting Agreement, dated April 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.		10-Q	001-35318	10.11	8/7/2012
10.43	*	Employment Offer Letter Agreement, dated August 23, 2012, by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.		10-Q	001-35318	10.12	11/8/2012
10.44	*	Employment Offer Letter, dated September 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Len DeBenedictis.		10-Q	001-35318	10.13	11/8/2012
10.45	*	Employment Offer Letter, dated October 1, 2012, by and between ZELTIQ Aesthetics, Inc. and Keith Sullivan.		10-Q	001-35318	10.14	11/8/2012
10.46		Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.		10-Q	001-35318	10.15	11/8/2012
10.47	*	ZELTIQ Aesthetics, Inc. 2012 Stock Plan.		S-8	333-183131	99.1	8/7/2012
10.48	*	Compensation Arrangement with Kristine Tatsutani.		8-K	001-35318	(2)	11/19/2012
10.49	*	2012 Bonus Plan for Executive Officers.		8-K	001-35318	(2)	8/29/2012
10.50	*	Form of Stock Option Agreement Under 2012 Stock Plan.	X
10.51	*	Form of Restricted Stock Units Agreement Under 2012 Stock Plan.	X
10.52	*	Form of Restricted Stock Agreement Under 2012 Stock Plan.	X
10.53	*	Form of Notice of Grant of Stock Option Under 2012 Stock Plan.	X
10.54	*	Form of Notice of Grant of Restricted Stock Units Under 2012 Stock Plan.	X
10.55	*	Form of Notice of Grant of Restricted Stock Under 2012 Stock Plan.	X
10.56	*	Employment Offer Letter dated November 13, 2012 by and between ZELTIQ Aesthetics, Inc. and Patrick Williams.	X
10.57	*	Compromise Agreement dated October 26, 2012 by and between ZELTIQ Aesthetics, Inc. and Stephen Atkinson	X
10.58	*	Separation Agreement dated October 6, 2012 by and between ZELTIQ Aesthetics, Inc. and Richard W. Poinsett.	X
10.59	*	Directors Compensation Arrangements.	X
21.1		List of subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Form 10-K).	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
 ______________________

#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

*	Management Compensation Plan or Arrangement

**	Corrected exhibits filed herewith are dated as of the date of the original exhibits

(1)	As described in Item 5 of the Form 10-Q

(2)	As described in Item 5.02 of the Form 8-K

EXHIBIT INDEX
(To Form 10-K/A)

Exhibit No.	Description
31.1.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.1.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.