Form 10-Q/A
period 2013-03-31
Zeltiq Aesthetics Inc
filed 2013-08-07
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
On April 26, 2013, we filed our Form 10-Q for the period ended March 31, 2013 (“Original Filing”).  This Amendment No. 1 to Form 10-Q is filed solely to refile corrected Exhibits 31.1 and 31.2 (which corrected exhibits filed herewith are dated as of the date of the original exhibits) to the Form 10-Q in accordance with Item 601(b)(31) of Regulation S-K.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

ZELTIQ Aesthetics, Inc.
INDEX

PAGE NUMBER
Signatures	4

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
(To Original Filing)

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

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
* Filed Herewith
** Filed with the Original Filing

EXHIBIT INDEX
(To Form 10-Q/A)

Exhibit No.	Description
31.1.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.1.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

5