Form 10-Q
period 2013-09-30
Zeltiq Aesthetics Inc
filed 2013-10-31
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of October 25, 2013, there were 36,420,623 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,219	$22,876
Short-term investments	18,980	22,563
Accounts receivable, net	6,638	7,133
Inventory	8,418	10,871
Prepaid expenses and other current assets	3,943	3,600
Total current assets	62,198	67,043
Long-term investments	12,666	13,141
Restricted cash	329	469
Property and equipment, net	2,086	2,336
Intangible asset, net	6,656	7,181
Other assets	86	99
Total assets	$84,021	$90,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,588	$4,976
Accrued liabilities	16,371	11,076
Deferred revenue	1,250	1,401
Total current liabilities	20,209	17,453
Other non-current liabilities	245	236
Total liabilities	$20,454	$17,689
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2013, and December 31, 2012	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at September 30, 2013, and December 31, 2012; 36,289,608 and 35,852,105 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	41	39
Additional paid-in capital	191,172	186,287
Accumulated other comprehensive income	8	8
Accumulated deficit	(127,654)	(113,754)
Total stockholders’ equity	63,567	72,580
Total liabilities and stockholders’ equity	$84,021	$90,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$29,465	$17,928	$75,785	$57,597
Cost of revenue	8,236	5,953	23,462	19,096
Gross profit	21,229	11,975	52,323	38,501
Operating expenses:
Research and development	4,257	2,450	11,904	9,217
Sales and marketing	15,487	10,881	42,654	39,632
General and administrative	4,374	3,760	11,808	13,169
Total operating expenses	24,118	17,091	66,366	62,018
Loss from operations	(2,889)	(5,116)	(14,043)	(23,517)
Interest income, net	17	11	60	100
Other income (expense), net	90	(44)	162	(108)
Loss before provision for income taxes	(2,782)	(5,149)	(13,821)	(23,525)
Provision for income taxes	29	33	79	103
Net loss	$(2,811)	$(5,182)	(13,900)	(23,628)
Net loss per share, basic and diluted	$(0.08)	$(0.15)	$(0.39)	$(0.69)
Weighted average shares of common stock outstanding used in computing net loss per share, basic and diluted	36,206,008	35,068,076	36,048,303	34,444,680
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(2,811)	$(5,182)	$(13,900)	$(23,628)
Other comprehensive (loss) income
Changes in unrealized (losses) gains on available-for-sale securities	16	28	—	13
Other comprehensive (loss) income	16	28	—	13
Comprehensive loss	$(2,795)	$(5,154)	$(13,900)	$(23,615)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,900)	(23,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,273	1,182
Stock-based compensation	4,097	3,922
Amortization (accretion) of investment premium (discount), net	270	122
(Recovery from) provision for doubtful accounts receivable	(12)	(7)
Provision for excess and obsolete inventory	107	(26)
Loss on disposal and write-off of property and equipment	2	192
Changes in operating assets and liabilities:
Accounts receivable	507	(2,095)
Inventory	2,346	(3,177)
Prepaid expenses and other assets	(330)	(1,070)
Deferred revenue, net of deferred costs	(151)	744
Accounts payable, accrued and other non-current liabilities	2,831	5,298
Net cash used in operating activities	(2,960)	(18,543)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(24,158)	(52,596)
Sale of investments	10,550	7,750
Maturity of investments	17,396	—
Purchase of property and equipment	(415)	(755)
Change in restricted cash	140	(131)
Net cash provided by (used in) investing activities	3,513	(45,732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(310)
Proceeds from repayment of note receivable by a stockholder	—	245
Proceeds from issuance of common stock upon exercise of stock options	854	2,604
Tax payments related to shares withheld for vested restricted stock units	(64)	—
Net cash provided by financing activities	790	2,539
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,343	(61,736)
CASH AND CASH EQUIVALENTS—Beginning of period	22,876	83,908
CASH AND CASH EQUIVALENTS—End of period	$24,219	$22,172
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The interim results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated statements of operations.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2013, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at September 30, 2013.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$11,357	$—	$—	$11,357
Short-term investments:
U.S. Agency securities	—	7,770	—	7,770
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	7,378	—	7,378
Commercial paper	—	1,999	—	1,999
Certificates of deposit	832	—	—	832
Long-term investments:
U.S. Agency securities	—	7,874	—	7,874
U.S. Treasury	—	1,016	—	1,016
Corporate bonds	—	2,797	—	2,797
Certificates of deposit	979	—	—	979
	$13,168	$29,835	$—	$43,003

	As of December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$18,274	$—	$—	$18,274
Short-term investments:
U.S. Agency securities	—	11,077	—	11,077
Corporate bonds	—	8,417	—	8,417
Commercial paper	—	1,998	—	1,998
Certificates of deposit	1,071	—	—	1,071
Long-term investments:
U.S. Agency securities	—	7,753	—	7,753
Corporate bonds	—	5,388	—	5,388
	$19,345	$34,633	$—	$53,978

During the three and nine months ended September 30, 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities at September 30, 2013, and at December 31, 2012.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of September 30, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,768	$2	$—	$7,770
U.S. Treasury	1,000	1	—	1,001
Corporate bonds	7,377	3	(2)	7,378
Commercial paper	1,999	—	—	1,999
Certificates of deposit	832	—	—	832
Total	$18,976	$6	$(2)	$18,980

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,870	$5	$(1)	$7,874
U.S. Treasury	1,015	1	—	1,016
Corporate bonds	2,799	—	(2)	2,797
Certificates of deposit	979	—	—	979
Total	$12,663	$6	$(3)	$12,666

The Company's short-term and long-term investments as of December 31, 2012, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$11,071	$6	$—	$11,077
Corporate bonds	8,414	3	—	8,417
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,071	—	—	1,071
Total	$22,554	$9	$—	$22,563

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,750	$3	$—	$7,753
Corporate bonds	5,392	1	(5)	5,388
Total	$13,142	$4	$(5)	$13,141

For the each of the three and nine months ended September 30, 2013 and 2012, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2013, are as follows (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$18,976	$18,980
Due in one year to five years	12,663	12,666
	$31,639	$31,646

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

Inventory

Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. The increase (decrease) in the provision for excess and obsolete inventory totaled $0.1 million and $(26,000) for nine months ended September 30, 2013 and 2012, respectively, and was charged to cost of revenue in order to establish a new cost basis for the inventory. The components of inventory consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$4,893	$8,302
Finished goods	3,525	2,569
Total inventory	$8,418	$10,871

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	September 30, 2013	December 31, 2012
Lab equipment, tooling and molds	$1,990	$1,987
Computer software	1,424	1,243
Computer equipment	812	753
Leasehold improvements	716	636
Furniture and fixtures	311	288
Vehicles	35	35
Total property and equipment	5,288	4,942
Less: Accumulated depreciation and amortization	(3,310)	(2,610)
Construction in progress	108	4
Property and equipment, net	$2,086	$2,336

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and employee related expenses	$6,986	$3,430
Accrued marketing expenses	3,476	3,287
Accrued royalty	1,751	1,343
Sales and other taxes payable	1,448	1,177
Accrued warranty	765	902
Accrued legal expenses	598	415
Other accrued liabilities	1,347	522
Total accrued liabilities	$16,371	$11,076

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$726	$933	$902	$742
Accruals for warranties issued	45	135	142	633
Settlements of warranty claims	(6)	(205)	(279)	(512)
Balance at the end of the period	$765	$863	$765	$863

4. Intangible Asset, Net

The intangible asset consists of an exclusive license agreement with Massachusetts General Hospital, or MGH, for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the Food and Drug Administration, or FDA, approval are capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

Intangible asset, net comprised the following (in thousands):

	September 30, 2013	December 31, 2012
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(1,394)	(869)
Intangible asset, net	$6,656	$7,181

The amortization expense of the intangible asset was $0.2 million and $0.5 million for both the three and nine months ended September 30, 2013 and 2012, respectively.

The total estimated annual future amortization expense of this intangible asset as of September 30, 2013, is as follows (in thousands):

Fiscal Year
2013 (remaining 3 months)	$175
2014	701
2015	701
2016	701
2017	701
Thereafter	3,677
Total	$6,656

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

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement was $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2012, respectively. The accounts receivable balance under this distribution agreement was $83,000 and $0.1 million as of September 30, 2013, and December 31, 2012, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases facilities with lease terms that expire at various dates through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

Future minimum lease payments under the non-cancelable operating leases as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining 3 months)	$346
2014	1,201
Total future minimum lease payments	$1,547

Purchase Commitments

The Company had non-cancelable purchase obligations to contract manufacturers and suppliers for $3.6 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively.

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

On March 13, 2012, an alleged purchaser of the Company's publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleged that the Company made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the Company's initial public offering.  The claims were asserted under Sections 11 and 15 of the Securities Act of 1933. On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding the Company's underwriters as defendants. All four cases were consolidated and a consolidated complaint was deemed operative. On August 24, 2012, the Company filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss the Company's outside directors and its underwriters from the litigation without prejudice. On November 9, 2012, the court sustained the Company's demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint sought compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. On February 25, 2013, the Company filed a demurrer to the second amended complaint. On May 17, 2013, the Court issued an order sustaining the demurrer without leave to amend and ordering the action dismissed. On June 7, 2013, the Court entered a judgment dismissing the action with prejudice.  Plaintiffs’ time in which to appeal the judgment has lapsed and the Court’s dismissal is final.

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

As of September 30, 2013, all of the termination benefits had been paid. No similar costs were incurred during the three and nine months ended September 30, 2013.

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

			Options Outstanding
		Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance,	December 31, 2012	1,103,836	4,128,334	$4.96
Additional shares reserved		1,200,000	—	—
Options granted		(490,000)	490,000	5.34
Restricted stock units granted		(1,042,400)	—	—
Options exercised		—	(295,760)	1.88
Options canceled		279,481	(279,481)	7.26
Restricted stock units canceled		144,189	—	—
Restricted stock units withheld for tax		15,919	—	—
Balance,	September 30, 2013	1,211,025	4,043,093	$5.07

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

		Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance,	December 31, 2012	1,157,450	$5.38
Restricted stock units granted		1,042,400	4.37
Restricted stock units released		(81,709)	5.85
Restricted stock units canceled		(144,189)	4.27
Balance,	September 30, 2013	1,973,952	$4.90

During the three and nine months ended September 30, 2013, 13,710 and 81,709 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and nine months ended September 30, 2013, the Company withheld 214 and 15,919 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three and nine months ended September 30, 2012, 64,175 and 106,959 shares vested, respectively, subject to previously granted restricted stock units.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were $2,000 and $64,000 for the three and nine months ended September 30, 2013, respectively. The payments were used for tax withholdings related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation expense related to all of the Company's stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$67	$33	$175	$92
Research and development	240	205	663	658
Sales and marketing	432	289	1,091	797
General and administrative	759	897	2,168	2,375
Total stock-based compensation	$1,498	$1,424	$4,097	$3,922

Stock-based compensation expense includes charges related to performance based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to performance based stock options and restricted stock units was $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, compared to $0.1 million for both the three and nine months ended September 30, 2012.

Additionally, stock-based compensation expense for the nine months ended September 30, 2012, includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives. There were no such charges in either of the three or nine months ended September 30, 2013.

As of September 30, 2013, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $12.2 million, which is expected to be recognized using the straight-line attribution method over 2.8 years.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected term (in years)	4.8	5.2	4.8	5.2
Expected volatility	49%	61%	51%	61%
Risk-free interest rate	1.34%	0.74%	1.05%	0.84%
Expected dividend yield	—%	—%	—%	—%

During the three and nine months ended September 30, 2013, the Company granted 90,000 and 465,000 stock options, respectively, to employees with a weighted-average grant date fair value of $3.14 and $2.38 per share, respectively. During the three and nine months ended September 30, 2012, the Company granted 1,528,704 and 2,245,927 stock options, respectively, to employees with a weighted-average grant date fair value of $2.66 and $3.16 per share, respectively.

During the three and nine months ended September 30, 2013, the Company granted 64,400 and 1,042,400 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $8.06 and $4.37 per share, respectively. During the three and nine months ended September 30, 2012, the Company granted 715,548 and 1,135,566 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $5.04 and $5.87 per share, respectively.

As of September 30, 2013, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.1 million, which will be recognized using the straight-line attribution method over 0.2 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the nine months ended September 30, 2013, the Company granted stock-based awards to a non-employee which will vest over 2 years. There were no stock-based awards approved or issued during the three months ended September 30, 2013. During the nine months ended September 30, 2012, the Company granted stock-based awards to a non-employee which vested over 0.5 years. There were no stock-based awards approved or issued during the three months ended September 30, 2012. Stock-based compensation expense related to non-employee grants was $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively, compared to $0.4 million and $0.8 million for the three and nine months ended September 30, 2012, respectively.

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Historical net loss per share:
Numerator
Net loss (in thousands)	$(2,811)	$(5,182)	$(13,900)	$(23,628)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share - basic and diluted	36,206,008	35,068,076	36,048,303	34,444,680
Basic and diluted net loss per share	$(0.08)	$(0.15)	$(0.39)	$(0.69)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options to purchase common stock	953,292	4,039,649	3,163,050	4,039,649
Restricted stock units	28,861	47,658	102,916	90,634
Common stock issuable pursuant to the ESPP	33,630	10,709	844	6,334
Total	1,015,783	4,098,016	3,266,810	4,136,617

9. Income Taxes

The Company recorded an income tax provision of $29,000 and $0.1 million for the three and nine months ended September 30, 2013, respectively, compared to an income tax provision of $33,000 and $0.1 million for the three and nine months ended September 30, 2012, respectively. The income tax provision for the three and nine months ended September 30, 2013 and 2012, reflects income tax expense in certain non-U.S. jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

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

At September 30, 2013, the Company had $1.2 million of unrecognized tax benefits, of which $0.1 million, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 30, 2013, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	$23,500	$13,691	$61,295	$43,342
International	5,965	4,237	14,490	14,255
Total	$29,465	$17,928	$75,785	$57,597

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $21.8 million and $57.7 million for the three and nine months ended September 30, 2013, respectively, compared to $13.0 million and $41.4 million for the three and nine months ended September 30, 2012, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
System revenue	$15,889	$8,507	$39,939	$29,528
Consumable revenue	13,576	9,421	35,846	28,069
Total	$29,465	$17,928	$75,785	$57,597

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

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of "belly fat" or non-surgical reduction of fat for the abdomen area. We may seek additional regulatory clearances from the FDA to expand our U.S. marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.

In the United States and related territories and Canada we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenue from markets outside of North America accounted for 20% and 19% of our total revenue for the three and nine months ended September 30, 2013, respectively, compared to 24% and 25% of our total revenue for the three and nine months ended September 30, 2012, respectively.

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

Revenue

We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $29.5 million and $75.8 million for the three and nine months ended September 30, 2013, respectively, compared to $17.9 million and $57.6 million for the three and nine months ended September 30, 2012, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Some practices may purchase more than one CoolSculpting system. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 54% and 53% of our total revenue for the three and nine months ended September 30, 2013, respectively, compared to 47% and 51% of our total revenue for the three and nine months ended September 30, 2012, respectively. Our worldwide installed base grew by 40% from 1,363 units as of September 30, 2012, to 1,912 units as of September 30, 2013.

Consumable revenue. We generate consumable revenue through sales of CoolSculpting procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. Consumable revenue represented 46% and 47% of our total revenue for the three and nine months ended September 30, 2013, respectively, compared to 53% and 49% of our total revenue for the three and nine months ended September 30, 2012, respectively. We shipped 114,768 and 305,121 CoolSculpting cycles to our customers during the three and nine months ended September 30, 2013, respectively, compared to 77,500 and 225,520 CoolSculpting cycles during the three and nine months ended September 30, 2012, respectively.

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

Our critical accounting policies have not materially changed during the nine months ended September 30, 2013. Furthermore, the preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

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

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
System revenue	$15,889	$8,507	$7,382	87%	$39,939	$29,528	$10,411	35%
Consumable revenue	13,576	9,421	4,155	44%	35,846	28,069	7,777	28%
Total revenue	$29,465	$17,928	$11,537	64%	$75,785	$57,597	$18,188	32%

Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, a larger percentage of total revenue contribution from North America revenue which has a higher average selling price, the introduction of new applicators and an increase in our installed base of CoolSculpting systems.

System revenue. We experienced incremental growth in system revenue for both the three and nine months ended September 30, 2013, as compared to the same periods in 2012, as a result of increased North America system sales due to the reasons stated above and to a lesser extent increased international sales as result of the launch of our international direct sales organization during the second quarter of 2012. We also continue to experience a high rate of new system placements. Additionally, our system revenue increased as result of the launch of our CoolCurve+ applicator during the third quarter of 2012 and the launch of our CoolFit applicator during the first quarter of 2013, which increased the number of applicators included in each standard CoolSculpting system. We also experienced increased sales of applicators, primarily of our CoolFit applicator and some CoolCurve+ applicators, to existing customers, as our customers look to optimize their existing system to fit different body shapes and sizes.

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

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenue	$8,236	$5,953	$2,283	38%	$23,462	$19,096	$4,366	23%
% of total revenue	28%	33%			31%	33%
Gross profit	$21,229	$11,975	$9,254	77%	$52,323	$38,501	$13,822	36%
Gross profit %	72%	67%			69%	67%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily attributable to higher overall sales volumes and higher average selling prices, as well as our continued focus on cost reduction across our product portfolio and the completion of the in-sourced manufacturing structure during the second quarter of 2013. Specifically, higher production from higher sales led to better utilization on a relatively fixed base of overhead costs. We also experienced an increase in gross profit as result of a decrease in warranty charges as we continue to experience a reduction in product failure rates. Gross profit was reduced in part due to the inclusion of the 2.3% Medical Device Excise Tax on all U.S. sales as part of the Patient Protection and Affordable Care Act of 2010 which went into effect on January 1, 2013.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Operating expenses
Research and development	$4,257	$2,450	$1,807	74%	$11,904	$9,217	$2,687	29%
% of total revenue	14%	14%			16%	16%
Sales and marketing	$15,487	$10,881	$4,606	42%	$42,654	$39,632	$3,022	8%
% of total revenue	53%	61%			56%	69%
General and administrative	$4,374	$3,760	$614	16%	$11,808	$13,169	$(1,361)	(10)%
% of total revenue	15%	21%			16%	23%
Total operating expenses	$24,118	$17,091	$7,027	41%	$66,366	$62,018	$4,348	7%

Research and development. Research and development expenses increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to a $1.1 million increase in payroll related costs attributed to higher headcount and an increase in performance-based compensation, as well as a $0.4 million increase in consulting, development and clinical costs, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications.

Research and development expenses increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $1.5 million increase in payroll related costs attributed to higher headcount and an increase in performance-based compensation, as well as a $1.2 million increase in consulting, development and clinical costs, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications.

Sales and marketing. Sales and marketing expenses increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to a $3.0 million increase in payroll related costs resulting from higher headcount, an increase in performance-based compensation and the expansion of our sales force into new and existing markets driving growth in revenue. Sales and marketing expenses also increased by $0.7 million as result of actions taken to retrofit systems for CoolConnect, a tool used as a point of sale initiative which launched during the second quarter of 2013.

Sales and marketing expenses increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $5.2 million increase in payroll related costs resulting from higher headcount, an increase in performance-based compensation, and the expansion of our sales force into new and existing markets driving growth in revenue. Sales and marketing expenses also increased by $0.7 million as result of actions taken to retrofit systems for CoolConnect, a tool used as a point of sale initiative which launched during the second quarter of 2013. This increase was offset in part by a $4.3 million decrease in advertising expenses resulting from our shift in emphasis from Direct-to-Consumer advertising programs to a more localized co-operative marketing strategy with individual practices.

General and administrative. General and administrative expenses increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to a $1.1 million increase in payroll related costs resulting from higher headcount in certain functions to support growth in our business and an increase in performance-based compensation, which was offset in part by a reduction in costs associated with non-recurring severance expenses. This increase was also offset in part by a$0.5 million decrease in legal expenses due to the resolution of various legal matters in 2013, including shareholder and certain IP related litigation.

General and administrative expenses decreased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $1.8 million decrease in legal expenses due to the resolution of various legal matters in 2013, including shareholder and certain IP related litigation. This decrease was offset in part by a $0.6 million increase in payroll related costs resulting from higher headcount in certain functions to support growth in our business and an increase in performance-based compensation, which was offset in part by a reduction in costs associated with non-recurring severance expenses.

Interest Income and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income, net	$17	$11	$6	55%	$60	$100	$(40)	(40)%
% of total revenue	—%	—%			—%	—%
Other income (expense), net	$90	$(44)	$134	(305)%	$162	$(108)	$270	(250)%
% of total revenue	—%	—%			—%	—%

Interest income, net. For both the three and nine months ended September 30, 2013 and 2012, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors.

Other income (expense), net. The increase in other income in three months ended September 30, 2013, compared to the same period in 2012, was as a result of a favorable change in foreign exchange rates. The increase in other income in nine months ended September 30, 2013, compared to the same period in 2012, was as result of a favorable change in foreign exchange rates and proceeds received as result of a favorable patent defense ruling.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$24,219	$22,876
Short-term investments	18,980	22,563
Long-term investments	12,666	13,141
Total	$55,865	$58,580

Working capital	$41,989	$49,590

Summary Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net cash used in operating activities	$(2,960)	$(18,543)
Net cash provided by (used in) investing activities	3,513	(45,732)
Net cash provided by financing activities	790	2,539
Net increase (decrease) in cash and cash equivalents	$1,343	$(61,736)

Cash Flows for the Nine Months Ended September 30, 2013 and 2012

Operating activities. Net cash used in operating activities was $3.0 million during the nine months ended September 30, 2013, and consisted of a net loss of $13.9 million and a net change in operating assets and liabilities of $5.2 million, offset by non-cash items of $5.7 million. Non-cash items for the nine months ended September 30, 2013, consisted primarily of a stock-based compensation expense of $4.1 million and depreciation and amortization expense of $1.3 million. The significant items in the change in operating assets and liabilities include cash proceeds resulting from decreases in inventory of $2.3 million and an increase in accounts payable, accrued and other non-current liabilities of $2.8 million, as well as cash generated from a decrease in accounts receivable of $0.5 million. The decrease in inventory was as result of our continued focus on the management of inventory levels. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors as well as higher accrued payroll related to performance-based compensation, while the decrease in accounts receivable is driven by strong cash collections throughout the period.

Net cash used in operating activities was $18.5 million during the nine months ended September 30, 2012, and consisted of a net loss of $23.6 million and a net change in operating assets and liabilities of $0.3 million, offset in part by non-cash items of $5.4 million. Non-cash items for the nine months ended September 30, 2012, consisted of a stock-based compensation expense of $3.9 million, depreciation and amortization expense of $1.2 million and a loss on disposal of property and equipment of $0.2 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $3.2 million and an increase in accounts receivable of $2.1 million, offset by an increase of $5.3 million in accounts payable, accrued and other non-current liabilities. The increase in accounts receivable was attributed to a larger number of customers with credit terms during the first nine months of 2012 compared to the same period in prior year. The increase in inventory was mostly due to purchases of inventory components parts and finished goods to fulfill anticipated customer orders in the quarter and beyond. The increase in accounts payable and accrued liabilities resulted from higher accrued payroll related expenses driven by higher headcount and severance related expenses incurred during the first nine months of 2012 and accrued customer rebates that resulted from the sales and marketing program introduced during the third quarter of 2012, higher accrued advertising costs as well as higher legal costs.

Investing activities. Net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2013, as compared to net cash used in investing activities of $45.7 million during the same period in 2012. During the nine months ended September 30, 2013, we received proceeds from the sale and maturity, net of purchases, of $3.8 million of short-term and long-term investments. During the nine months ended September 30, 2012, we invested $44.8 million in short-term and long-term investments, net of proceeds from sales. Purchases of property and equipment amounted to $0.4 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2013, of $0.8 million consisted of proceeds received from the issuance of common stock upon the exercise of stock options, offset by tax payments related to shares withheld for vested restricted stock units. Net cash provided by financing activities during the nine months ended September 30, 2012, of $2.5 million, consisted of $2.6 million proceeds received from the issuance of common stock upon the exercise of stock options and $0.2 million proceeds from the payment of the note receivable by a stockholder, offset in part by the repayment of notes payable of $0.3 million.

Our cash, cash equivalents and investments declined by $2.7 million during the nine months ended September 30, 2013. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $5.2 million and $3.4 million at September 30, 2013, and December 31, 2012, respectively.

Massachusetts General Hospital Royalty Payments

In May 2005, we entered into an agreement with Massachusetts General Hospital, or MGH, to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting system. As provided in the agreement, we are obligated to pay a 7% royalty on net sales of CoolSculpting.

Lease Commitments

We lease facilities with lease terms that expire at various dates through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

Future minimum lease payments under the non-cancellable operating leases as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining 3 months)	346
2014	1,201
Total future minimum lease payments	$1,547

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $3.6 million and $2.2 million at September 30, 2013, and December 31, 2012, respectively.

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$726	$933	$902	$742
Accruals for warranties issued	45	135	142	633
Settlements of warranty claims	(6)	(205)	(279)	(512)
Balance at the end of the period	$765	$863	$765	$863

Legal Matters

On March 13, 2012, an alleged purchaser of our publicly traded common stock, Ivan Marcano, filed a securities class action in the Superior Court of California, County of Alameda, entitled Marcano v. Nye, et al., Case No. RG12621290.  The complaint alleged that we made false and misleading statements or omitted to state facts necessary to make the disclosures not misleading in its Form S-1, and the amendments thereto, issued in connection with the our initial public offering.  The claims were asserted under Sections 11 and 15 of the Securities Act of 1933. On March 15, 2012, April 3, 2012, and May 24, 2012, three additional and substantially similar lawsuits were filed in the same court, some adding our underwriters as defendants. All four cases were consolidated and a consolidated complaint was deemed operative. On August 24, 2012, we filed a demurrer to the consolidated complaint.  Subsequently, Plaintiffs agreed to dismiss our outside directors and our underwriters from the litigation without prejudice. On November 9, 2012, the court sustained our demurrer with leave to amend. Plaintiffs filed a second amended complaint on January 14, 2013, again asserting claims under Sections 11 and 15 of the Securities Act of 1933. The second amended complaint sought compensatory damages and equitable relief on behalf of the class for an amount to be proven at trial. On February 25, 2013, we filed a demurrer to the second amended complaint. On May 17, 2013, the Court issued an order sustaining the demurrer without leave to amend and ordering the action dismissed. On June 7, 2013, the Court entered a judgment dismissing the action with prejudice. Plaintiffs’ time in which to appeal the judgment has lapsed and the Court’s dismissal is final.

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

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement. Venrock, a principal stockholder of ZELTIQ, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement was $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2012, respectively. The accounts receivable balance under this distribution agreement was $83,000 and $0.1 million as of September 30, 2013, and December 31, 2012, respectively.

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

Off-balance Sheet Arrangements

As of September 30, 2013, and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange

Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $30.1 million in 2012 and $9.6 million in 2011. Our net loss for the nine months ended September 30, 2013, was $13.9 million, and as of September 30, 2013, we had an accumulated deficit of approximately $127.7 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

Sales in markets outside of North America accounted for approximately 26% of our revenues for the years ended December 31, 2012 and 2011, respectively, and 19% for the nine months ended September 30, 2013. We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting system and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting system are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting system. Practitioners may be able to make unauthorized use of our CoolSculpting system and our ability to collect fees from sales of consumables may be compromised. Consumable revenues represented 49% and 32% of total revenues for the years ended December 31, 2012 and 2011, respectively, and 47% for the nine months ended September 30, 2013, and an inability to collect them in the future would have a material adverse effect on our results of operations.

In addition, if counterfeit products are used with or in place of our own, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in a January ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling. Further, although we and MGH did prevail against Clinipro in a patent infringement case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinpro and its distributors from selling LipoCryo in France, Clinipro has appealed that ruling, and there is no assurance that Clinipro will not prevail.

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

*Recent regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of our CoolSculpting System, although we have not yet determined the source of the conflict minerals that we use.  These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings beginning in May 2014. There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our CoolSculpting System and related consumables.  Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our CoolSculpting System and related consumables. As there may be only a limited number of suppliers offering conflict free conflict minerals, and we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that our CoolSculpting System and/or related consumables contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our CoolSculpting System and related consumables through the procedures we may implement.  If we determine to redesign our CoolSculpting System and/or related consumables to not use conflict minerals, we would incur costs associated with doing so.

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

We have increased our headcount from 153 at January 1, 2012, to 279 at September 30, 2013, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of September 30, 2013, our patent portfolio comprised 10 issued U.S. patents, 74 issued foreign counterpart patents, 27 pending U.S. patent applications and 75 pending foreign counterpart patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in a January ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling. Further, although we and MGH did prevail against Clinipro in a patent infringement case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinpro and its distributors from selling LipoCryo in France, there is no assurance that Clinipro will not appeal that ruling or, if it does so, that it will not prevail.

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

While the AIA was intended to make the resolution of intellectual property disputes easier and less expensive, we may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications, post-

grant opposition proceedings, and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others will be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or post grant proceeding could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party.

Risks Related to Our Common Stock

Our stock price has been and will likely continue to be volatile.

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to October 25, 2013, our stock has had low and high sales prices per share in the range from $3.30 to $17.00 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:	October 30, 2013	By:	/s/ Patrick F. Williams
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

10.1	Promotion Offer Letter, dated July 17, 2013, between Keith Sullivan and ZELTIQ Aesthetics, Inc.
10.2	2013 Corporate Bonus Plan
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document