Form 10-K
period 2013-12-31
Zeltiq Aesthetics Inc
filed 2014-02-26
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 28, 2013 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Select Market on that date: $115,299,901. Shares of the registrant's common stock held by each executive officer, director and person who owns 15% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2014, there were 37,210,444 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

ZELTIQ Aesthetics, Inc.

FORM 10-K
For the Year Ended December 31, 2013

This Annual Report on Form 10-K for the year ended December 31, 2013, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “continue,” “should,” “project,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, less than anticipated growth in the number of customers electing to purchase CoolSculpting systems, insufficient patient demand for CoolSculpting procedure, our failure to correctly estimate and control our future expenditures, the success of our sales and marketing, and our ability to protect and enforce our intellectual property relating to our technology, as well as those other risks and uncertainties described herein under “Risk Factors”. You are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
ZELTIQ Aesthetics, Inc. is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which is intended to cause fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissue. We developed CoolSculpting to safely, noticeably, and measurably reduce the fat layer within a treated fat bulge without requiring the patient to diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients, while unable to identify aesthetic benefits in the remaining 12%. We received clearance from the FDA in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We received further FDA clearance in May 2012 for the selective reduction of fat around the abdomen area. We sell our CoolSculpting system primarily to dermatologists, plastic surgeons, and aesthetic specialists and generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. Consumables are the CoolSculpting procedure packs we sell that are needed to perform procedures using our CoolSculpting system.
The global market for aesthetic procedures is significant. In the United States alone, the American Society of Aesthetic Plastic Surgery, or the ASAPS, estimates that consumers spent approximately $11 billion on aesthetic procedures in 2012. Invasive procedures (such as liposuction and tummy tucks, arm, buttock and thigh lifts) and minimally-invasive procedures (such as laser-assisted liposuction or laser lipolysis) effectively reduce fat but involve surgical procedures that require significant physician skill and resources, may involve pain, downtime, and expense for the patient, and carry the risks associated with any surgical procedure. Existing non-invasive procedures, which currently include those based on radio frequency, laser, or high intensity focused ultrasound, avoid the patient downtime and high costs of invasive and minimally-invasive procedures, but often are painful, produce limited or inconsistent results, may require multiple treatments, and ongoing maintenance treatments. In addition, existing non-invasive procedures are not capable of selectively targeting fat cells, which can lead to damage to the surrounding tissues. Further, the treatment methods used by many existing invasive, minimally-invasive, and non-invasive procedures acutely injure fat cells in the treated area, which leads to fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body's wound-healing response and can result in scar tissue formation in the treated area. This scar tissue can lead to stiffening of the treated area and limits the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.
We developed CoolSculpting to provide patients with a safe, effective, non-invasive, and convenient procedure to reduce stubborn fat bulges that are not satisfactorily served by existing fat reduction and body contouring procedures. CoolSculpting is clinically proven to reduce fat bulges, allowing most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures. Further, these results are achieved without the pain, multiple procedures, and maintenance programs required with other non-invasive procedures. Because the fat layer in the treated area is reduced by eliminating fat cells that will not be replaced by the body, we believe the aesthetic benefits patients achieve through CoolSculpting will be durable. In addition, patients can elect to repeat the CoolSculpting procedure multiple times on the same treatment area if they desire further fat reduction. We offer training to our customers to better enable them to identify those patients whose aesthetic appearance will be noticeably improved by the reduction of their fat bulges through CoolSculpting. Due to these advantages, we believe CoolSculpting is appealing to both existing consumers who have previously had one or more aesthetic procedures, and to new consumers who have not previously elected to undergo an aesthetic procedure.
Our customers can market CoolSculpting as a premium, highly-differentiated, non-invasive fat reduction procedure. Based on our commercial data and customer experiences, we have seen attractive economic benefits for our customers. In addition, the CoolSculpting procedure does not require significant training or skill, as it is largely automated. Once the procedure is initiated, the CoolSculpting system is self-monitoring, allowing our customer to see and treat other patients or perform concurrent procedures (such as injections or other dermal treatments) on the same patient during the balance of the CoolSculpting procedure. Further, we believe CoolSculpting's appeal will allow our customers to target the aesthetic first-time user market and expand their aesthetic practices.
We market CoolSculpting to dermatologists, plastic surgeons, and aesthetic specialists. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices, but are not board-certified dermatologists or plastic surgeons. A market research study we commissioned through Easton Associates in 2011, estimates that there are over 70,000 physicians that perform aesthetic procedures at approximately 30,000 practice sites worldwide, including over 20,000 physicians and approximately 10,000 practice sites within North America. Some of our practices have purchased or may elect to purchase more than one CoolSculpting system. We utilize our direct sales organization to market and sell CoolSculpting in our North American market which includes the United States and related territories, as well as Canada. In our markets located outside of North America, we market and sell CoolSculpting through both a direct sales force and a network of distributors. Our sales force and distributors also target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. Markets outside of North America are located in Asia-Pacific, Europe, the Middle East, Africa and Latin America. Revenue from markets outside of North America accounted for 20%, 26%, and 26% of our total revenue for the years ended December 31, 2013, 2012, and 2011, respectively. We are driving growth in CoolSculpting procedures through our targeted marketing programs, which provide our customers with practice development programs which include organization assessments and recommendations, sales training, practice marketing strategies, and metric analysis. After we establish a significant installed base of CoolSculpting systems in specific markets, we partner with our customers' practices on marketing, advertising, and promotional activities in their local markets to drive demand for CoolSculpting.
We generate revenue from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs to our customers. As of December 31, 2013, we had an installed base of 2,175 CoolSculpting systems installed across approximately 1,900 practices worldwide. As of December 31, 2013, 972,612 CoolSculpting cycles had been shipped to our customers and distributors. A cycle is an authorization to perform one procedure to one specific area on the body; customers can only perform a treatment if they have purchased a cycle. We generated revenue of $111.6 million, $76.2 million, and $68.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. System revenue represented 55%, 51% and 68% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Consumable revenue accounted for approximately 45%, 49% and 32% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Market Overview
The global market for aesthetic procedures is significant. The ASAPS estimates that U.S. consumers spent approximately $11 billion on approximately fifteen million aesthetic procedures in 2012. According to the ASAPS, total aesthetic procedures in the United States have grown by 98% between 2000 and 2012, with non-invasive aesthetic procedures growing by 137% during this same period. According to the ASAPS, the top five surgical procedures in 2012 were breast augmentation, nose reshaping, eyelid surgery, liposuction and facelift, and the top five non-invasive procedures in 2012 were botox, soft tissue fillers, chemical peel, laser hair removal and microdermabrasion. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS does not represent the market potential for CoolSculpting or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance.

We believe several factors are contributing to the ongoing growth in aesthetic procedures, including:

•
Continuing focus on body image and appearance. Both women and men continue to be concerned with their body image and appearance, fueled in part by popular culture's perpetuation of the ideal thin body type for women and the ideal lean and defined body type for men. We believe the size and wealth of the aging “baby boomer” demographic segment and its desire to retain a youthful appearance for professional and personal reasons have driven the growth in aesthetic procedures.

•
Broader availability of safe non-invasive aesthetic procedures. Technological developments have resulted in the introduction of a broader range of safe, non-invasive aesthetic procedures. According to the ASAPS, non-invasive aesthetic treatments are growing faster than invasive surgical procedures.

•
Increased physician focus on aesthetic procedures. We believe increased restrictions imposed by managed care and government agencies on reimbursement for medical treatments are motivating our customers to establish or expand their elective aesthetic practices, which generally consist of procedures paid for directly by patients. We expect this trend to continue as our customers look for ways to expand their practices and improve profitability.

Limitations of Existing Fat Reduction and Body Contouring Procedures
Fat reduction and body contouring procedures, including invasive, minimally-invasive, and non-invasive procedures, have become increasingly popular. The following discussion outlines the benefits of these existing procedures, as well as our opinion of the inherent limitations of these procedures when compared to CoolSculpting. Many of the companies marketing these procedures have greater resources and brand recognition than we do. In addition, some of the procedures offered by our competitors have broad market acceptance with our target customers and their patients.
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

•
High cost. Invasive and minimally-invasive procedures can be significantly more expensive for patients than non-invasive aesthetic procedures. In addition, there is an opportunity cost for physicians as these procedures require direct physician involvement and supervision.

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

Our Solution
CoolSculpting is a non-invasive fat reduction procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measurable aesthetic results. CoolSculpting utilizes our proprietary controlled cooling technology to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting precisely cools the targeted fat bulge, and is designed to eliminate fat cells through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues.
We believe that CoolSculpting provides the following benefits to our customers and their patients:

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

•
Safety profile. CoolSculpting selectively targets fat cells. Our proprietary treatment algorithms are designed to sufficiently cool the fat cells in the treated area to obtain the desired aesthetic results while preserving the skin and surrounding tissues. We designed the CoolSculpting system to constantly monitor the controlled cooling process and to automatically terminate the procedure if it detects any errors and warm the treated area if the detected temperature falls below our cooling algorithms. As of December 31, 2013, we have shipped 972,612 cycles. 1,392 clinical complaints have been reported to us, representing 0.14% of all cycles. The most common clinical complaints relate to pain associated with the procedure, as well as common side effects, such as redness and edema. Medical Device Reports were filed when we believed reporting requirements were met.

•
Patient satisfaction. CoolSculpting allows most patients to achieve noticeable and measurable aesthetic results without the pain, expense, downtime, and risks associated with invasive and minimally-invasive procedures for fat reduction. In addition, unlike many other non-invasive procedures, patients are not required to undergo multiple treatment procedures or adopt special diet or exercise programs following the procedure to obtain aesthetic results. Patients have the flexibility to undergo a CoolSculpting procedure discreetly, scheduling an appointment for the procedure in the morning before work, during a lunch break, or in the evening. In our pivotal clinical study, 82% of the participating patients reported satisfaction with the CoolSculpting procedure. As a further indication of patient satisfaction, our customers reported that 45% of their patients returned for an additional CoolSculpting treatment, according to the market research study we commissioned through Easton Associates.

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

•
Differentiated, high-value product for physician practices. Our selective distribution strategy is designed to enable our customers to market CoolSculpting as a premium, highly-differentiated, non-invasive fat reduction procedure. Based on our commercial data and customer experiences, we have seen attractive economic benefits for our customers. In addition, the clinician is not required to administer the procedure and can see and treat other patients or perform concurrent procedures, such as injections or other dermal treatments, on the same patient during the CoolSculpting procedure.

•
Ability to expand the aesthetic market. Through recent market research we have confirmed there is strong consumer demand for a non-invasive procedure that can address the aesthetic concerns of individuals who have stubborn fat bulges. During the third quarter of 2013, we conducted a quantitative survey of 3,515 adults in the United States through Berglas Research, an independent marketing research company, and are able to project that more than 85 million consumers are considered aesthetically-oriented and qualify for CoolSculpting. Among this group and based on this study, we project that 22.4 million consumers would be interested in learning more about the CoolSculpting procedure after reading the product description. The ASAPS reported 77,000 non-invasive body-contouring procedures in 2012. When we compare our potential audience to the number of procedures conducted we find that our market penetration is lower than 1%. Additionally, according to a separate market research study we commissioned through Easton Associates in 2011, our customers participating in the study reported that 30% of their CoolSculpting patients were aesthetic first-time users. Based on these results, we believe our customers will be able to target the aesthetic first-time user market and expand their aesthetic practice due to CoolSculpting's appeal.

Our Strategy
Our goal is to become a leading medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. To achieve this goal, we intend to:

•
Selectively market and sell our CoolSculpting system. With CoolSculpting established as a premium, highly-differentiated treatment we plan to market and sell our CoolSculpting system to dermatologists, plastic surgeons, and aesthetic specialists. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting system. Our sales force and distributors target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs.

•
Re-Aligned, Focused and Efficient Marketing Strategy. We also recently re-aligned our marketing strategy in order to accelerate revenues while reducing overall sales and marketing spend. Our strategy changed from a model focused on national consumer advertising to a more efficient model, focused on establishing co-operative customer partnerships that create tailored, local patient marketing programs, with strong digital emphasis, to achieve greater awareness and demand. As part of this marketing strategy, we recently launched Treatment to Transformation, or T2T, a customized assessment and treatment protocol, which has revolutionized the way our customers use CoolSculpting to deliver improved outcomes and high patient satisfaction. We believe this clinical protocol will be instrumental in improving our system utilization and driving incremental system sales in existing practices. Its adoption is expected to be a significant contributor as we seek to achieve our long term growth objectives. Our recently launched connectivity and data management tool, CoolConnect, is being rolled out across our installed base to collect real-time sales, demographic and marketing data that we believe can further optimize marketing strategies for both us and our customers.

•
Highly Optimized, Experienced and Fully Trained Sales Force. In the first quarter of 2013, we restructured our North American sales force into a bifurcated organization that has produced stronger focus and results on system sales and high-margin consumable sales. This organization is split between Area Sales Managers, who focus on system sales, and Product

Development Managers, who focus on assisting practices to market CoolSculpting to patients, product training and driving system utilization. During 2013, we hired several high quality, experienced sales representatives and sales management personnel in both categories and retrained the sales organization to optimize performance in their respective roles. This initiative has resulted in improved system placements to both existing and new practices, as well as increased system utilization, contributing to our recent revenue growth. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace. We also believe that our focus on driving system utilization will offer the opportunity to drive increased sales of our high gross margin procedure packs.

•
Increase utilization of CoolSculpting through our marketing and customer support programs. We are driving demand for CoolSculpting procedures through our marketing and customer support programs. Through our Practice Development Managers, or PDMs, we provide our customers with training on patient assessments, how to apply the CoolSculpting technology, practice development and marketing support to help our customers make CoolSculpting a key offering within their practices. We also intend to continue our co-operative marketing strategy with individual practices which is designed to encourage our customers to promote CoolSculpting to their aesthetic patients and those outside of their practices. To further support our customized marketing approach, we created the ZELTIQ Training Center where we hold our training program, CoolSculpting University, or CSU. CSU is focused on customer training and education programs to optimize patient outcomes. This program invites practices to attend hands-on training where they learn the proper techniques for T2T, including a complete treatment assessment, applicator placement and patient consultation. Customers are also trained on a specific practice enhancement execution protocols designed to accelerate utilization and maximize the use of their CoolSculpting offering that includes branding, grassroots initiatives and digital marketing tactics. Customers are then visited in the field by our PDMs to further customize and optimize the program at a local level to ensure it is delivering improved patient flow. We believe this program is particularly well suited to the aesthetics industry. We also intend to continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.

•
Increase our international presence. There is strong global demand for aesthetic procedures outside of North America, especially in Asia, Latin America, and Europe. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets, where use of the product is generally not limited to specific treatment areas. Our customers in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen. We intend to seek regulatory approval to market CoolSculpting in additional international markets, as well as intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. As part of that strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets.

•
Expand our FDA-cleared indications for CoolSculpting. We currently have FDA clearance to market CoolSculpting in the United States for the selective reduction of fat in the flanks, an area commonly known as the “love handles”, and the abdomen area. We intend to seek additional regulatory clearances from the FDA to expand our United States marketable indications for CoolSculpting to other areas on the body.

•
Leverage our technology platform. We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

•
Streamlined R&D Focus and Capital Deployment. Our R&D efforts and associated capital deployment have been recently streamlined to focus on making the CoolSculpting procedure safer, faster and more efficacious. Our early research is focused on optimizing the patient experience and increasing practice efficiency by reducing treatment duration. In the long-term, we remain focused on expanding applications and indications for CoolSculpting into areas with a smaller volume of fat on the body. We expect to introduce a new applicator, CoolSmooth, during the second quarter of 2014. CoolSmooth is a non-suction based, flat applicator that conforms to the body thus increasing our ability to provide customizable approaches for non-invasive fat reduction.

 The CoolSculpting Experience
Patient Consultation
The first step of the CoolSculpting process is a patient consultation. We designed our CoolSculpting system to address the aesthetic concerns of individuals who are not considered obese but have stubborn fat bulges. Utilizing our PDMs and CoolSculpting University program, we train our customers to properly identify those patients who would be good candidates for CoolSculpting and educate their patients on the aesthetic results they should expect from a CoolSculpting procedure. We also instruct our customers to explain to their patients the natural process of fat cell elimination triggered by a CoolSculpting procedure, so that they understand the expected time period before they will notice the full aesthetic results as well as the potential to repeat the procedure for additional aesthetic results. While some patients may notice results as soon as three weeks following a CoolSculpting procedure, the full aesthetic results are generally achieved over a period of two to four months following treatment. Because we believe the consultation process is an important step in ensuring patients are pleased with their CoolSculpting procedure, we encourage our customers to personally conduct the patient consultation. Our customers participating in the market research study we commissioned through Easton Associates in 2011, reported that 95% of their patients were happy with the results of their CoolSculpting procedure, with the degree of satisfaction based in part on the physician's management of the patient's expectations.
The CoolSculpting Procedure
CoolSculpting is a non-invasive procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measurable aesthetic results. Once the desired treatment area has been identified, the clinician applies our consumable CoolGel to the skin surface of the treatment area to ensure consistent thermal contact and to protect the skin from freezing. The CoolSculpting applicator is then positioned on the treatment area over the CoolGel, and the fat bulge is drawn into the applicator and positioned between its two cooling panels. Once the applicator is affixed on the treatment area, no further clinician intervention is required for the duration of the procedure. The rate of the controlled cooling is modulated by thermoelectric cooling elements and controlled by sensors in the applicator that monitor the cooling of the fat bulge. Just prior to the end of the procedure, the CoolSculpting system signals the clinician that the treatment is ending. When the procedure is completed, the CoolSculpting system automatically terminates the cooling, and the clinician then removes the CoolSculpting applicator from the treatment area.
Patient Experience
Our surveys indicate that most patients find the CoolSculpting procedure easy to tolerate. Generally, anesthesia and pain medications are not required before, during, or after a CoolSculpting procedure. Patients feel a tugging sensation from the suction created when the CoolSculpting applicator is placed on the treatment area. At the onset of the procedure, patients also experience a chilling sensation in the treatment area that subsides after a few minutes, as the cooling produces an anesthetic effect. Patients can talk on their cell phones, read, listen to music, work on their laptop, relax, or sleep during the procedure.
After completion of a CoolSculpting procedure, patients may resume their normal activities, including work and exercise. CoolSculpting patients generally do not experience any significant adverse side effects.

Our CoolSculpting System
We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting cycles.
CoolSculpting Control Unit
The CoolSculpting control unit is the base of the CoolSculpting system and contains the simple user interface, power management and control functions, and chiller unit that is responsible for the controlled cooling. Our CoolSculpting control unit also contains a Health Insurance Portability and Accountability Act of 1996, or HIPAA, complaint connectivity and data management tool that locally tracks and collects data about each procedure performed as well as any error messages that may be generated during the procedure. We can collect and analyze this information to help our customers better understand their usage patterns and improve their marketing plans, utilization, and profitability.

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

CoolSculpting Applicators
The CoolSculpting applicator: (1) delivers vacuum suction and cooling to the fat bulge being treated; (2) can be used to start and stop a CoolSculpting procedure and to turn the vacuum suction on and off; and, (3) has a thermoelectric cooling panel with temperature and pressure sensors which provide precise thermal control and monitoring of the fat bulge being treated and will automatically stop the procedure if a problem is detected.

With the introduction of our CoolFit applicator in February 2013, we now offer four CoolSculpting applicators for use with our CoolSculpting system. Each CoolSculpting applicator is designed to allow the physician to treat a different size and shape fat bulge.

1.	CoolFit - designed for use on long, narrow fat bulges.

2.	CoolCurve+ - designed to fit tightly curved contours.

3.	CoolCore - designed for use on small and medium fat bulges.

4.	CoolMax - designed for use on larger fat bulges.

 CoolSculpting Procedure Packs
A CoolCard is required to operate the CoolSculpting control unit and is programmed with enabling software that permits the CoolSculpting control unit to perform a fixed number of procedures, or cycles. In addition, each CoolCard is programmed with an encrypted security certificate that prevents the performance of a CoolSculpting procedure unless the CoolCard is recognized and authenticated by the specific CoolSculpting control unit and CoolSculpting applicator. The security certificate is designed to ensure that customers pay for each CoolSculpting procedure and prevent the use of counterfeit CoolCards. Our consumable CoolGels are cotton sheets saturated in a solution that protects the skin and ensures proper thermal coupling during a CoolSculpting procedure. One CoolGel is required for each treated area and is not reusable. Our consumable plastic CoolLiners protect the applicator from gel contact. One CoolLiner is recommended per patient for hygienic reasons.
Our Technology
Our Technology Platform
Our controlled cooling technology platform is based on the scientific principle that cooling can be delivered safely and non-invasively to achieve specific biological outcomes, selectively affecting certain cells, tissues, or structures in and below the skin. The ability to predict and control the impact of cold exposure by developing algorithms to control the rate and period of the cooling is well established in the field of cryobiology and cryogenic medicine. Moderate cold has been demonstrated to trigger cellular apoptosis (programmed cell death), whereas more extreme cold causes uncontrolled cell death. Additionally, certain cells and tissue types exhibit particular sensitivity or resistance to cold injury. This principle enables the selective elimination of certain cells or tissues via a desired biologic pathway using precise cooling temperatures. In addition, the function of certain biological systems can be affected by cold exposure. Cold is known to reduce nerve conduction, and can produce either a transient or a prolonged interruption in nerve function depending on the specific thermal parameters applied. We believe the ability to control tissue effects by modulating the cooling algorithm with our technology platform enables multiple potential therapeutic applications in addition to our CoolSculpting fat reduction application.
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

Clinical History and Development of CoolSculpting
The founding principles of controlled cooling for the non-invasive and selective reduction of fat cells were originated at the Wellman Center for Photomedicine at the Massachusetts General Hospital, or MGH, a teaching affiliate of Harvard Medical School. CoolSculpting’s core technology was developed by Harvard scientists Dr. R. Rox Anderson and Dr. Deiter Manstein, two pioneers in the aesthetic industry. Researchers at MGH were prompted by published reports of cold-induced panniculitis, or inflammation of subcutaneous adipose tissue, in a syndrome frequent in young children called popsicle panniculitis, whereby inflammation of the fatty tissue in the lower cheek occurred after children sucked for a prolonged time on frozen treats. Clinical reports of popsicle panniculitis suggested that human adipose tissue may be preferentially damaged by exposure to cold. Based on these reports, research scientists at MGH conducted further research and patented certain aspects of cyrolipolysis technology. In May 2005, we secured an exclusive, worldwide license to the cyrolipolysis technology developed at MGH.
Following our licensing of the cryolipolysis technology from MGH, we initiated animal and human clinical testing to support the development of the CoolSculpting procedure. These scientific studies used objective endpoints, including histologic and ultrasound assessments and outcome evaluation by blinded, independent panel review, and provided evidence of the safety and efficacy of the CoolSculpting procedure. As of December 31, 2013, there were 15 peer-reviewed scientific journal articles discussing the effects of our CoolSculpting technology and 17 abstracts had been presented at medical conferences, both by physicians affiliated with our company as clinical and scientific advisors, as well as by unaffiliated physicians.

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
Ultrasound results demonstrated a mean reduction in the fat layer of 19% for the entire study population. These fat layer reductions were statistically significant as compared to the control region. Since the pivotal study, we have continued to enhance and optimize the CoolSculpting procedure. The CoolSculpting algorithms used during the pivotal study used a lower CIF (Cooling Intensity Factor) and/or shorter treatment times than the algorithm currently in commercial use with our CoolSculpting system. As a result, we believe the average percentage fat layer reduction produced by our current commercial version of the CoolSculpting system may exceed the percentage fat layer reduction measured by ultrasound in our pivotal study. Patient surveys showed that 82% of the participants were satisfied with the CoolSculpting procedure, and 79% agreed that there was a noticeable improvement in the appearance of their treated fat bulge.
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
A total of four adverse events were reported in our pivotal study. Two involved pain during the initial cooling exposure; in both cases treatment was discontinued. These events resolved without intervention approximately one week after treatment. One patient reported bruising in the treated area one-day post treatment. Resolution was documented at an optional follow-up conducted four weeks post treatment. The fourth adverse event involved a report of pain and muscle spasm in the treatment area rated as a one (minor in severity) occurring once a month for three months. In a follow-up visit three weeks after the complaint, the patient stated the muscle spasm had resolved and the patient did not feel that the spasms were related to the treatment. None of the adverse events reported during this study were considered serious.
Conclusions. The clinical findings of our pivotal study confirmed the safety and effectiveness of our CoolSculpting technology and procedure. Photographic review and ultrasound measurements demonstrated clinically significant and measurable reductions in the fat layer thickness in the treated area. Independent photo review of baseline and post-treatment images (the primary endpoint) yielded a correct identification percentage exceeding the 80% criteria, and a statistically significant achievement of the success criteria. No serious adverse events were reported. Side effects and adverse events were typically mild and transient and all resolved spontaneously without medical intervention. Post-treatment lipid profile and liver function test results exhibited only normal variations with no discernible difference from baseline. Patient survey results supported overall patient satisfaction with the treatment.
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

•
Additional applicators. We are developing additional applicators for the CoolSculpting system to expand our range of available applicator sizes and configurations, which will provide our customers with additional flexibility in selecting the applicator that best fits the body contour to be treated. We expect to introduce a new applicator, CoolSmooth, during the second quarter of 2014. CoolSmooth is a non-suction based, flat applicator that conforms to the body thus increasing our ability to provide customizable approaches for non-invasive fat reduction.

•
Enhanced algorithms. CoolSculpting utilizes our proprietary treatment algorithms to ensure the fat cells in the treated area are sufficiently cooled to obtain the desired aesthetic results while preserving the overlying skin and surrounding tissues. We are continuing to examine the interaction between controlled cooling and tissue response to enhance our proprietary treatment algorithms.

•
Point of Sale information feature. Our CoolSculpting system currently records information locally at the unit level about each treatment procedure, including information regarding procedure and patient statistics. Our direct sales force and our distributors can collect this information for analysis. During 2013, we launched CoolConnect, which is a HIPAA compliant connectivity and data management tool that allows the accumulation and analysis of treatment procedure information at the point of sale. This data will assist our sales force in discussions with customers regarding their marketing efforts and program effectiveness. CoolConnect is being rolled out across our installed base to collect real-time sales, demographic and marketing data that we believe can further optimize the marketing strategies for both us and our customers.

•
Procedure tracking. To help ensure we capture each procedure performed with our CoolSculpting system, we are continuing to optimize the security encryption in our CoolCards to protect against third-party manipulation or the use of counterfeit CoolCards with our CoolSculpting system.

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
As of December 31, 2013, we had 52 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2013, 2012, and 2011 were $17.1 million, $12.7 million, and $10.5 million, respectively.

Sales and Marketing
Sales
In North America, we utilize a direct sales force to sell CoolSculpting. As of December 31, 2013, we had a North American sales force of approximately 70 employees. To support the continued roll-out of CoolSculpting, we intend to continue to invest in our North American sales force.
In international markets, we sell CoolSculpting primarily through a network of distributors. As of December 31, 2013, we had an international sales team of approximately 10 employees supporting approximately 35 independent distributors. Additionally, we utilize a separate direct sales force of approximately 10 employees to sell into certain key markets in Europe. Our product currently has regulatory approval in 62 countries. We are increasing and intend to continue to increase penetration of our installed base in international markets in which CoolSculpting is currently sold and expand into attractive new international markets by identifying and training qualified distributors. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. In addition, we are opportunistically pursuing direct sales and expanding our marketing campaigns in select international markets.
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
Customers
As of December 31, 2013 and 2012, no individual customer accounted for 10% or more of our accounts receivable. Furthermore, no individual customer accounted for greater than 10% of total revenue during the years ended December 31, 2013, 2012 and 2011, respectively.
Customer Marketing and Support Programs
We intend to drive CoolSculpting procedures through our targeted marketing and customer support programs. We have hired and trained a group of Practice Development Managers, or PDMs. Our PDMs train our customers on the use of the CoolSculpting system when the CoolSculpting system is first delivered to the customer's practice site. Following this initial training, our PDMs educate our customers on current CoolSculpting best practices and provide customers and their staff with sales and marketing training and support to help them increase patient demand for CoolSculpting procedures.
We also continue to offer a comprehensive practice certification program, originally launched in 2011. A customer's participation in this certification program and our other practice support programs, other than the initial training program, is voluntary. We have found that the most successful practices have the customer involved in every part of the training and marketing process. To become certified, customers must commit to engage in quarterly business strategy meetings with one of our PDMs, educate members of their office in our CoolSculpting best practices, and adopt our guidelines for before and after patient photographs. Once certified, customers receive distinction on our website. Furthermore, in late 2013 we launched the first of our customer training programs, CooSculpting University. This program enables new and existing customers to successfully launch their CoolSculpting programs through a curriculum that includes hands-on education, live treatments and lecture-style presentations.
In 2013, we launched our first point of sale information tool, CoolConnect. The point of sale information we will obtain from CoolConnect will provide our PDMs detailed, customer specific information that will allow us to discuss with our customers their marketing efforts and program effectiveness on a more real-time basis. We believe this automated tool will assist our customers in improving patient conversion rates as well as with setting sales goals. We also intend to continue our co-operative marketing strategy with individual practices, designed to stimulate customers to promote CoolSculpting to both new and existing aesthetic patients. We also intend to continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.

Customer Support
We strive to provide our customers and authorized distributors with superior customer support. We maintain a staff of Customer Care personnel primarily in our facility in Pleasanton, California to support our customers worldwide. This staff is available by telephone and email to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our international distributors. In addition, we provide worldwide technical support to our customers and distributors year round. Our goal is to minimize the disruption caused by a service event, and we strive to repair our customer's CoolSculpting system or provide the customer with a replacement CoolSculpting system within one day after notifying us of a problem. In the event of a technical issue with a CoolSculpting system , one of our Customer Care personnel will call the customer and determine whether the technical issue may be resolved over the telephone or whether the issue requires intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to ship and setup a replacement CoolSculpting system, or the applicable module of the CoolSculpting system, at the customer's office. To reduce shipping times and costs, we ensure that a number of CoolSculpting systems and replacement modules are available in specific regions throughout North America and other international locations. Upon arrival at the customer site, our logistics provider will move the replacement CoolSculpting system or module into the customer's office, unpack it, set it up and power on the CoolSculpting system to ensure it is working properly. Because of the modular design of our CoolSculpting system, our logistics provider is not required to have any specialized training or expertise, and a number of logistics providers are available to provide these services. Upon completion, our logistics provider calls our Customer Care personnel and confirms the successful delivery and setup, and then ships the defective CoolSculpting system or module to our headquarters for repair. We allow our customers to keep the newly delivered CoolSculpting system or the applicable module, and we repair and reuse the defective CoolSculpting system or module received from our customer for future service calls. In the direct markets outside of North America and our Europe direct markets, our CoolSculpting system is serviced and supported through our independent distributors. We pro-actively deploy replacement CoolSculpting systems, modules, and components to strategic hubs worldwide to facilitate quick response time to service events and to maximize customer “up time.”

Effective in the second quarter of 2013, we provide a standard limited warranty on our products of generally one year for both control units and applicators for our direct customers. Prior to this change, we provided a standard limited warranty on our products of generally three years for control units and one year for applicators, while for direct customers in Europe, we offered a one year standard warranty on control units. For indirect customers in our international markets, we provide a standard limited warranty on our products of generally three years for control units and one year for applicators.
Manufacturing
We occupy an approximately 43,000 square foot facility in Pleasanton, California, approximately 13,825 square feet in our manufacturing facility in Dublin, California and 15,755 of warehouse space in Livermore, California. We manufacture and distribute our CoolSculpting system, including procedure packs, at our Dublin facility. The Livermore facility is used primarily for raw material storage. Through 2012 and the beginning of 2013, we had utilized OnCore Manufacturing LLC, or OnCore, to manufacture and supply to us our CoolSculpting system. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system.
We depend upon suppliers for some critical components of our manufacturing processes and for materials used in our manufacturing processes. Some of these components and materials are supplied by a single vendor, and some are subject to certain minimum order quantities. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks, including price increases and component shortages. We continue to evaluate alternative sources of supply for these components and materials.
CoolGels and CoolLiners continue to be manufactured by third-party manufacturers. In addition, our CoolSculpting system contains two critical components, the integrated circuit contained in the CoolSculpting control unit and the CoolCard, which is supplied by a company in Japan, and the connector that attaches our applicators to the control unit, which is supplied by a separate company in the United States. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least a three month supply of connectors to support open sales orders.
Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA's Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA inspected our Pleasanton facility in April 2011 and April 2013, and had no findings or observations. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2012 Quality

Management Systems Requirements for regulatory purposes, ISO 13485:2003 under CMDCAS (Canada), Ordinance 169 certification (Japan), 93/42/EEC MDD certification to Annex II Full Quality System (Europe). We have recently been audited by our Notified Body, TUV Rheinland, and all certifications have been extended to cover all of our facilities.
Neither our third-party contract manufacturers nor our suppliers are currently required to comply with the FDA's QSR, as these parties do not provide us with a finished medical device. However, we maintain a quality system designed to be compliant to QSR and have procedures in place designed to ensure that all products and materials purchased by us conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.
Our current facilities are adequate to support our near term operations; however, they may not be sufficient in the long term. Leases for our manufacturing and warehouse locations expire in 2014. We are currently in the process of renegotiating lease terms for some of our facilities.

Our business typically has a short sales cycle, and to date we have not had a significant backlog of orders at the end of any given quarter. We define backlog as unshipped orders resulting from lack of available product to fulfill non-cancelable sales orders.
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
In the fourth quarter of 2012, Cutera, Inc. a publicly traded company, introduced TruSculpt, a radio frequency (RF) product used to heat the fat to cause apoptosis. Cutera has a large installed base of products that address a number of other aesthetic needs. Their target audience for TruSculpt will be this existing customer base as well as the dermatologists, plastic surgeons and aesthetic customers that we target. TruSculpt uses a contact electrode applied to the surface of the skin to conduct RF current through the patient to a larger ground electrode generally placed on the back. This causes Joule (resistive) heating everywhere in that path, but the heat is generally concentrated in the volume directly underneath the contact electrode. Temperatures at the surface of the skin are set to 45 degrees Centigrade or somewhat higher, depending on patient tolerance. Superficial fat temperatures can get somewhat higher than the skin because blood perfusion of the skin is greater than in the fat. No active cooling is provided. TruSculpt is labor intensive and repetitive, requiring about 4 minutes for each manually applied treatment pulse. Significant overlap of treatment sites is necessary to treat effectively because the Joule heating underneath the contact electrode dissipates rapidly with depth. Unlike the devices provided by Erchonia, Solta or ZELTIQ, the Cutera device is not cleared by the FDA for fat reduction. TruSculpt has a clearance for deep heating and for temporary reduction in the appearance of cellulite. The latter clearance is based entirely on an adjunct hand-held roller that is not attached to the RF system.
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
We also generally compete against medical technology and aesthetic companies, including those offering products and technologies unrelated to fat reduction, for physician resources and mind share. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships, which could inhibit our market penetration efforts. Our potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay or not to purchase our CoolSculpting system.
We believe that CoolSculpting competes largely on the basis of the following competitive factors:

•	CoolSculpting only affects fat cells without endangering any other structures in the skin resulting in more consistent, more predictable and durable outcomes;

•	CoolSculpting is able to achieve measurable results with minimal patient discomfort and high patient satisfaction;

•
CoolSculpting does not require a person to administer the procedure after the procedure is started which creates favorable customer practice economics by freeing up time for the practice to generate additional revenue with new patients or with the patient undergoing CoolSculpting; and

•	Effectiveness of sales and marketing programs and initiatives along with product placement and distribution strategy.

Patents and Proprietary Technology
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2013, our patent portfolio comprised 89 issued patents and 102 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our core Cryolipolysis technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from MGH and generally relate to our core technology relating to our CoolSculpting system. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2023 or later.
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

Material Agreements

Massachusetts General Hospital License Agreement
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

As of December 31, 2013, we have completed all milestones associated with the license agreement with MGH and have made all required license fee and milestone payments to MGH, described above. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.
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
The CoolSculpting system originally received 510(k) clearance in 2008 as a skin cooling device to minimize pain and thermal injury during laser and dermatological treatments. An additional 510(k) notification was submitted to the FDA in 2008 for the indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer. That premarket notification was subsequently determined by the FDA to be not substantially equivalent to the predicates identified because the device had a new intended use that alters the therapeutic effect impacting safety and effectiveness; therefore, our device for cold-assisted lipolysis and a reduction in the subcutaneous fat layer was automatically classified as Class III. We petitioned the FDA that this classification should be Class II because it does not support or sustain human life, is not of substantial importance in preventing impairment of human health, and does not present a potential, unreasonable risk of illness or injury. In September 2010, the FDA approved our de novo petition for Class II reclassification and issued a clearance letter for non-invasive fat reduction of the flanks (love handles). Subsequently on May 2, 2012, we received FDA clearance for expansion of the indication to include the abdomen area. We are currently conducting clinical trials of the CoolSculpting system on fat reduction for additional indications.
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
Patient Protection and Affordable Care Act
Our operations are impacted by the federal Patient Protection and Affordable Care Act of 2010, or PPACA. Effective January 1, 2013, we began to incur a 2.3% excise tax on sales of medical devices in the United States. Compliance with the PPACA has imposed significant administrative and financial burdens on us.
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
Employees
As of December 31, 2013, we had 297 employees, with 141 employees in sales and marketing, 52 in research and development, including clinical, regulatory and certain quality functions, 60 employees in operations, and 44 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

Financial Information About Geographic Areas
Financial information regarding revenue and long-lived assets by geographic area is included in Note 15-“Segment Information” in “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K. Financial information regarding revenue, profit and loss and total assets is included in the financial statements in this Annual Report on Form 10-K.
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

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $19.3 million in 2013, $30.1 million in 2012 and $9.6 million in 2011 and as of December 31, 2013, we had an accumulated deficit of approximately $133.1 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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
Further, our budgeted expense levels are based in part on our expectations concerning future revenue from CoolSculpting. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for CoolSculpting could have an immediate and material adverse impact on our business and financial condition.
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
Our limited operating history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. In addition, a number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	quarter to quarter variation in customer demand for purchasing CoolSculpting systems;

•	the inability for our customers to obtain any necessary financing;

•	changes in the length of the sales process;

•	performance of our international distributors;

•	media coverage of CoolSculpting and positive or negative patient experiences, the procedures or products of our competitors, or our industry;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party contract manufacturers or suppliers;

•	seasonal or other variations in patient demand for aesthetic procedures;

•	introduction of new aesthetic procedures or products that compete with CoolSculpting; and

•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.
Fluctuations in our financial results could negatively affect our stock price.
We are dependent upon the success of CoolSculpting, which has a limited commercial history. If the market acceptance for CoolSculpting fails to grow significantly, our business and future prospects will be harmed.
We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenue we generate from sales of our CoolSculpting system and CoolSculpting consumables will account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks and abdomen in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and from fees associated with each CoolSculpting cycle, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.
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
Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of our CoolSculpting systems, which would cause our revenue to be lower than expected and harm our results of operations. In addition, as we transition to direct sales in certain international markets, consistent with our sales strategy, the transition may result in a slow-down of growth or even a reduction in sales in those markets during the transition process as our distributors anticipate losing the ability to sell our products. Furthermore, our transition to direct sales in certain international markets could impact the performance of distributors in otherwise unaffected international markets as distributors may anticipate that their territories may be transitioned in the future.
Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks and abdomen, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.
We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles,” and for the abdomen area. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for a substantial majority of our revenue for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.
Customers must make significant capital expenditures to purchase our CoolSculpting systems, which makes it difficult to increase our customer base, and if we are not able to convince customers to make this capital expenditure, our ability to grow our business will be harmed.
Customers must make significant capital expenditures to purchase our CoolSculpting systems, and our ability to increase the number of customers willing to make these significant capital expenditures and make CoolSculpting a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our CoolSculpting system and the revenue that a customer can derive from performing CoolSculpting cycle are compelling when compared to the cost and revenue associated with alternative aesthetic treatments our customer may offer. In addition, alternative treatments may be invasive, minimally-invasive, or non-invasive, and we must, in some cases, overcome a bias against non-invasive aesthetic procedures for fat reduction, principally from plastic surgeons. Further, we believe our marketing programs, including our co-operative marketing strategy with individual practices, will be critical in driving additional CoolSculpting procedures, but these programs require customers commitment and involvement to succeed. If we are unable to increase customer adoption and use of CoolSculpting, our financial performance will be adversely affected.
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
The CoolSculpting procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo a CoolSculpting procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs, including our co-operative marketing strategy with individual practices, as to which we have limited experience;

•	the cost, safety, and effectiveness of CoolSculpting versus other aesthetic treatments;

•	the price of CoolSculpting relative to other aesthetic products and alternative treatments;

•	the willingness of patients to wait up to four months post-treatment to notice the aesthetic results of a CoolSculpting procedure;

•	the ability to obtain regulatory clearance to market CoolSculpting for additional treatment indications in the United States;

•	the adverse event profile of CoolSculpting, including warnings, side effects, and contraindications, which are subject to change;

•	the extent to which our customers recommend CoolSculpting to their patients;

•	our success in attracting consumers who have not previously purchased an aesthetic procedure;

•	the extent to which our CoolSculpting procedure satisfies patient expectations;

•	our ability to properly train our customers in the use of CoolSculpting such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and CoolSculpting in particular;

•	the success of any direct-to-consumer marketing efforts we initiate; and

•	general consumer confidence, which may be impacted by economic and political conditions.

Our success depends in part upon patient satisfaction with the effectiveness of CoolSculpting.
To generate repeat and referral business, patients must be satisfied with the effectiveness of CoolSculpting. Our clinical studies demonstrate that a single CoolSculpting procedure noticeably and measurably reduces the fat layer within a treated fat bulge without requiring diet or exercise. However, we designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Although there are no technical or regulatory restrictions on the use of CoolSculpting based on patient weight, we believe patients who are significantly obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are better candidates for invasive and minimally-invasive procedures not offered by us. In addition, results obtained from a CoolSculpting procedure occur gradually over a period of two to four months after treatment and patient perception of their results may vary. Although we train our customers to select the appropriate patient candidates for a CoolSculpting procedure, explain to their patients the time period over which the results from a CoolSculpting procedure will occur, and take before and after photographs of a patient, our customers may not select appropriate patient candidates or CoolSculpting may produce results that may not meet patients' expectations. If patients are not satisfied with the long term aesthetic benefits or safety of CoolSculpting, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer. As market experience of CoolSculpting increases and more procedures are performed, we may learn more about the risk profile of the CoolSculpting system and receive reports of new side effects. For example, we have received reports of rare side effects, including late-onset pain, subcutaneous induration, which is hardening of normally soft tissue under the skin, hernia, and paradoxical hyperplasia, which is unusually enlarged tissue volume in the treatment area.
To market and sell CoolSculpting in markets outside of North America, we mainly depend on third-party distributors.
We currently depend on third-party distributors to sell, market, and service our CoolSculpting systems in certain markets outside of North America and to train our customers in these markets. We may need to engage additional third-party distributors to expand in new markets outside of North America. We are subject to a number of risks associated with our dependence on these third parties, including:

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

If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenue and market share may not grow as anticipated, and we could be subject to unexpected costs, each of which would harm our results of operations and financial condition.
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
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors, including newly announced products and technologies, whether or not effective. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., a publicly traded company. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that the marketing of this product extended the sales cycle for CoolSculpting during 2013 and may continue to have an impact on our sales in the future. The timing of, and publicity around, the introduction of such products or other technologies is outside our control, and may have an adverse impact on our sales and the rate at which practices purchase Coolsculpting systems and/or cycles in the form of consumable procedure packs.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. For example, multiple ultrasound energy-based products have been cleared for marketing outside the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.
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
Third parties may seek to develop counterfeit CoolCards and procedure packs that are compatible with our CoolSculpting system and available to practitioners at lower prices than our own. If security features incorporated into the design of our CoolSculpting system are unable to prevent the introduction of counterfeit CoolCards, we may not be able to monitor the number of procedures performed using our CoolSculpting system. Practitioners may be able to make unauthorized use of our CoolSculpting system and our ability to collect fees from sales of consumables may be compromised. Consumable revenue accounts for a significant portion of our revenue, and an inability to collect fees from the sale of consumables in the future would have a material adverse effect on our results of operations.
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
Our CoolSculpting system consists of a CoolSculpting control unit and our CoolSculpting applicators. Our CoolSculpting procedure packs are composed of consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. Prior to the second quarter of 2013, we manufactured our CoolSculpting system and related procedure packs through a combination of direct manufacturing and third-party contract manufacturers. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system. CoolGels and CoolLiners continue to be manufactured through third-party contract manufacturers. To manufacture our CoolSculpting system in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of these manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

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

If we are unable to produce CoolSculpting systems in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. The lack of experience we have in producing commercial quantities of our CoolSculpting system may also result in quality issues, and result in product recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our CoolSculpting system and procedure packs to market, harm our reputation, and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market our CoolSculpting system and further affect our results of operations.

We outsource the manufacturing of key components to third-party contract manufacturers.
CoolGels and CoolLiners are manufactured by third-party contract manufacturers. If the operations of third-party contract manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations, regulatory problems or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
Our CoolSculpting system contains two critical components, the integrated circuit contained in the CoolSculpting control unit and the CoolCard, which is supplied by a company in Japan, and the connector that attaches our applicators to the control unit, which is supplied by a separate company in the United States. The single source suppliers of these two critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we attempt to maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least three months' supply of connectors to support open purchase orders. Such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems or longer lead times with these suppliers as well as an increased demand for our products. In addition, several other non-critical components and materials that compose our CoolSculpting system are currently supplied by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers' capabilities could harm our ability to manufacture our CoolSculpting system until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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
Recent regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, in August 2012 the United States Security and Exchange Commission, or SEC, adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of our CoolSculpting system, although we have not yet determined the source of the minerals that we use. These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals. The first report in which we will disclose the results of our findings is due on May 31, 2014 for the 2013 calendar year. There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our CoolSculpting system and related consumables. Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our CoolSculpting system and related consumables. As there may be only a limited number of suppliers offering conflict free minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that our CoolSculpting system and/or related consumables contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our CoolSculpting system and related consumables through the procedures we may implement. If we determine it is necessary to redesign our CoolSculpting system and/or related consumables to not use conflict minerals, we would incur costs associated with doing so.

We forecast sales to determine requirements for components and materials used in our CoolSculpting system, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.
We keep limited materials, components, and finished products on hand. To manage our operations with our third-party contract manufacturers and suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our CoolSculpting system require an order lead time of six months or more. Our limited historical commercial experience and growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands, and our demand for components and materials increases beyond our estimates, our contract manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our CoolSculpting system to our customers. In contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.
There exists a potential for misuse of our CoolSculpting system, which could harm our reputation and our business.
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
Product liability suits could be brought against us due to defective design, labeling, material, workmanship, or misuse of our CoolSculpting system, or unanticipated adverse events, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.
If our CoolSculpting system is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our CoolSculpting system or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. We may also be subject to additional liability from claims related to known rare side effects such as late-onset pain, subcutaneous induration, hernia, and paradoxical hyperplasia. Product liability claims could divert management attention from our core business, be expensive to defend, and result in sizable damage awards against us. We currently have product liability insurance, but it may not be adequate to cover us against potential liability and it may be subject to material deductibles. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and could reduce product sales. Product liability claims in excess of our insurance coverage, as well as deductibles under insurance policies, would be paid out of cash reserves, harming our financial condition and reducing our operating results.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
We rely on networks, information management software and other technology, or information systems, including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, order processing and collection of payments. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between company personnel as well as customers and suppliers. Because information systems are critical to many of our operating activities, our business processes may be impacted by system shutdowns or service disruptions. These disruptions may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. These events could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations and damage our reputation and credibility, and could expose us to liability. We may also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

Like most major corporations, our information systems are a target of attacks. Although the disruptions to our information systems that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such disruptions will not have a material adverse effect on us in the future.

We have increased the size of our company significantly and over a short period, and difficulties managing our growth could adversely affect our business, operating results, and financial condition.
We have increased our headcount from 208 at January 1, 2013 to 297 at December 31, 2013, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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
Until such time, if ever, as we can achieve positive cash flows from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in medical technology or aesthetic product companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences, or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.
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
The 510(k) clearance processes, as well as the process for obtaining foreign approvals, can be expensive, time-consuming, and uncertain. We anticipate that the direct clinical costs to support a 510(k) application for an additional indication for CoolSculpting will range from $0.25 million to $0.5 million. In addition to the time required to conduct clinical trials, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance; however, it may take longer, and 510(k) clearance may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for any product enhancements or new products we develop would result in delayed, or no, realization of revenue from such product enhancements or new products and in substantial additional costs which could decrease our profitability.
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
Rare side effects have been reported after receiving CoolSculpting treatments, such as late-onset pain, subcutaneous induration, hernia, and paradoxical hyperplasia. There may be other new side effects that are reported to us as use of CoolSculpting increases. We may need to update our labeling, or take other regulatory action, in response to adverse event reports. In addition, FDA regulations require that we report certain information about adverse medical events if our medical devices may have caused or contributed to those adverse events, or if our device has malfunctioned. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA could take action including criminal prosecution, the imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products, or delay in approval or clearance of future products.

We are currently, and in the future our contract manufacturers may be, subject to various governmental regulations related to the manufacturing of CoolSculpting, and we may incur significant expenses to comply with, experience delays in our product commercialization as a result of, and be subject to material sanctions if we or our contract manufacturers violate these regulations.
Our manufacturing processes and facilities are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our devices. Although we believe we are compliant with the QSRs, the FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities. We have been, and anticipate in the future being, subject to such inspections, as well as to inspections by other federal and state regulatory agencies.
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
Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers, and third-party payers. In March 2010, Congress enacted comprehensive health care reform legislation known as the Patient Protection and Affordable Care Act of 2010, or PPACA. Among other things, PPACA established the framework for new regulatory mandates and other measures designed to constrain medical costs. PPACA also established significant taxes on medical technology manufacturers that are expected to result in significant cost to the medical technology industry. PPACA imposes a 2.3% excise tax on certain sales of medical devices by manufacturers in the United States. There is no exemption for small companies, and we began paying the tax in 2013. We expect compliance with PPACA to continue to impose significant administrative and financial burdens on us, which may harm our results of operations.

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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2013, our patent portfolio comprised 89 issued patents and 102 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.
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
We have exclusively licensed certain intellectual property from the General Hospital Corporation, a not-for-profit Massachusetts Corporation, which owns and operates MGH related to our CoolSculpting system. We rely on MGH to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights we license, and therefore cannot guarantee that these patents and applications will be prosecuted or immediately enforced in a manner consistent with the best interests of our business. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Additionally, we cannot control the publication or other disclosures of research carried out by MGH relating to technology that could otherwise prove patentable.
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
We rely on trade-secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult or impossible to obtain or enforce. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our third-party contract manufacturers and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. We may now or in the future incorporate open source software in our products' firmware. Open source software licenses can be ambiguous, and there is a risk that these licenses could be construed to require us to disclose or publish, in source code form, some or all of our proprietary firmware code. Any disclosure of confidential information into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us, which could adversely affect our competitive advantage.
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

Enacted in September 2011, the America Invents Act, or AIA, is the first major overhaul of the U.S. patent system since 1952, and includes a number of changes to established practices, which came into effect between September 2011 and March 2013. The most significant changes include the transition to a modified first-to-file system, the availability of new post-grant review for issued patents, various procedural changes including the third-party submission of prior art and the availability of derivation proceedings and supplemental examination, and an expanded prior commercial user rights defense to a claim of patent infringement. The scope of these changes and the lack of experience with their practical implementation, suggest a transitional period with some uncertainty over the next few years. Several provisions of the AIA will likely be tested in U.S. federal courts over time.
The changes to the U.S. patent system in the AIA will have an impact on our intellectual property rights and how business is conducted in general. For example, the recently implemented modified first-to-file system places a premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions. In particular, the grace period in the year prior to the filing date is now limited to an inventor’s own publications, and third party publications occurring after a publication by the inventor. For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

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
Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to February 20, 2014, our stock has had low and high sales prices per share in the range from $3.20 to $24.79 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
In addition, the stock market in general and the market for medical technology and aesthetic product companies in particular may experience a loss of investor confidence. The stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class-action litigation. Further, class-action litigation, even if unsuccessful, could be costly to defend and divert management's attention and resources, which could further materially harm our financial condition and results of operations.
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
As a public company in the United States, we and our independent registered public accounting firm are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report, among other things, on the effectiveness of our internal control over financial reporting. These controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate and weaknesses in our internal control over financial reporting may be discovered. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.
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
We cannot assure you that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to de-listing on the NASDAQ Global Select Market, SEC investigation, and civil or criminal sanctions.
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
Our directors, executive officers, and entities with which they are affiliated hold a significant portion of our common stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 30% of our outstanding common stock as of February 20, 2014. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

We occupy an approximately 43,000 square foot facility in Pleasanton, California, 13,825 square feet in our manufacturing facility in Dublin, California and 15,755 square feet of warehouse space in Livermore, California, all of which are under leases that extend through December 2014. We manufacture and distribute our CoolSculpting system, including procedure packs, at our Dublin facility. The Livermore facility is used primarily for raw material storage. We also occupy office and warehouse space in Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in Dubai, United Arab Emirates, under a lease which extends through March 2014 and Seoul, South Korea under a lease which extends through October 2014. We are currently in the process of renegotiating lease terms for our facilities with expiration dates in 2014.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been traded on the NASDAQ Global Select Market under the symbol of “ZLTQ” since it began trading on October 19, 2011. The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

2013	High	Low
First Quarter	$5.11	$3.47
Second Quarter	6.70	3.20
Third Quarter	9.79	5.85
Fourth Quarter	19.42	8.71

2012
First Quarter	$12.66	$5.60
Second Quarter	6.40	3.85
Third Quarter	6.50	4.25
Fourth Quarter	7.08	4.00
As of February 20, 2014, there were approximately 34 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on October 19, 2011 through December 31, 2013, for (1) our common stock, (2) the NASDAQ Composite index and (3) the NASDAQ Medical Equipment Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	December 31, 2011	December 31, 2012	December 31, 2013
ZELTIQ Aesthetics, Inc.	$73.29	$29.87	$122.00
NASDAQ Composite	109.19	127.48	180.63
NASDAQ Medical Equipment	111.68	123.77	144.21

Repurchases of Equity Securities
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2013. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012, from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data
(in thousands, except per share data)
Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$111,626	$76,194	$68,144	$25,461	$1,587
Cost of revenue (1)	34,189	25,506	26,101	12,295	2,243
Gross profit	77,437	50,688	42,043	13,166	(656)
Operating expenses:
Research and development (1)	17,090	12,693	10,488	8,222	8,034
Sales and marketing (1)	63,185	51,167	28,953	11,987	4,519
General and administrative (1)	16,510	16,867	11,299	5,873	3,966
Total operating expenses	96,785	80,727	50,740	26,082	16,519
Loss from operations	(19,348)	(30,039)	(8,697)	(12,916)	(17,175)
Interest income (expense), net	80	129	(93)	(497)	(516)
Other income (expense), net	103	(92)	(765)	(120)	47
Loss before provision for income taxes	(19,165)	(30,002)	(9,555)	(13,533)	(17,644)
Provision for income taxes	140	141	48	—	—
Net loss	(19,305)	(30,143)	(9,603)	(13,533)	(17,644)
Cumulative dividends on convertible preferred stock	—	—	(5,099)	(5,426)	(4,208)
Net loss attributable to common stockholders	$(19,305)	$(30,143)	$(14,702)	$(18,959)	$(21,852)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.53)	$(0.87)	$(1.96)	$(20.19)	$(28.02)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$25,798	$22,876	$83,908	$12,667	$3,100
Restricted cash, short- and long-term investments	30,613	36,173	255	425	341
Working capital (deficit)	42,430	49,590	84,086	7,694	(3,346)
Total assets	88,054	90,269	105,999	19,283	6,928
Total notes payable	—	—	310	1,596	7,784
Convertible preferred stock warrant liability	—	—	—	257	146
Convertible preferred stock	—	—	—	93,888	63,054
Total stockholders' equity (deficit)	62,576	72,580	94,303	(84,493)	(67,142)

(1)	The following table presents stock-based compensation related to stock based awards granted to employees and non-employees in each expense category:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenue	$248	$131	$54	$39	$14
Research and development	1,645	894	542	100	98
Sales and marketing	1,783	827	533	89	65
General and administrative	2,984	3,137	1,150	1,059	266
Total stock-based compensation	$6,660	$4,989	$2,279	$1,287	$443

(2)
See Notes 2 and 13 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock attributable to common stockholders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Annual Report on Form 10-K.
Overview
We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs to our customers. We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment the abdomen area. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to areas on the body other than the flanks and abdomen. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the inner thighs, back, and chest, in addition to the flanks and abdomen.
In the United States and related territories as well as Canada we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including China. Revenue from markets outside of North America accounted for 20%, 26% and 26% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
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
In October 2011, we completed our initial public offering, or IPO, at which time we received net proceeds of $90.7 million, net of underwriting discounts and commissions and other costs associated with the offering.
Revenue
We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $111.6 million; $76.2 million and $68.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Some practices may purchase more than one CoolSculpting system. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 55%, 51% and 68% of our total revenue for the years ended December 31,

2013, 2012 and 2011, respectively. Our worldwide installed base grew by 47% from 1,483 units as of December 31, 2012, to 2,175 units as of December 31, 2013.
Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting cycles. Consumable revenue accounted for approximately 45%, 49% and 32% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We shipped 426,912, 300,692 and 190,314 CoolSculpting cycles to our customers during the years ended December 31, 2013, 2012 and 2011, respectively.
Our business plan focuses on expanding our installed base of systems at customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our targeted marketing programs. We anticipate that as we implement our business plan our consumable revenue will increase as a percentage of our total revenue.
Seasonality. Seasonal fluctuations in the number of patients seeking treatments and the availability of our customers are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in Europe. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

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
Revenue Recognition
We derive our revenue from the sales of the CoolSculpting system, consisting of a control unit and applicators, and from the sale of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. Embedded software exists in the CoolCard product to permit our customers to perform a fixed number of CoolSculpting procedures, or cycles. We do not market this software separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. We market the CoolSculpting system as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, we do not incur significant software development costs or capitalize our software development costs. Based on this assessment, we consider the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC. We earn revenue from the sale of our products to our customers and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. We defer revenue in the event that any of the revenue recognition criteria is not met.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, we allocate revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, we may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management's best estimate of the sales price, or ESP, of each element to determine the relative selling price. We base the relative selling prices for control units, applicators, CoolCards and extended warranty on established price lists and separate, stand-alone sales of these elements. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. We believe the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. Our products do not require maintenance or support.

Shipping and handling costs. We expense shipping and handling costs as incurred and include them in cost of revenue. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as revenue.

Accruals for Customer Programs
We record an accrued liability for cooperative marketing arrangements and customer incentive programs. The estimated cost of these programs is recorded as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

Cooperative Marketing Arrangements.  We offer cooperative marketing programs to our North American customers, allowing the customer to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. Customer participation, as well as reimbursement amounts, is predicated upon purchase levels of CoolCards. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the time of sale, or time of commitment, based on the related program parameters, review of related advertising and historical experience.

Customer Incentive Programs.  Our customer incentive program consists of rebates for our North American customers based on purchase levels of CoolCards. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions of the program.

Investments
We invest our excess cash balances primarily in certificates of deposit, commercial paper, corporate bonds, and U.S. Government agency securities. Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. We classify all of our investments as available-for-sale and record such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We report realized gains and losses from maturities of all such securities in earnings and computed using the specific identification cost method. We report realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities in other income (expense), net as incurred.  We periodically evaluate these investments for other-than-temporary impairment.
Product Warranty

Effective in the second quarter of 2013, we provide a standard limited warranty on our products of generally one year for both control units and applicators for our direct customers. Prior to this change, we provided a standard limited warranty on our products of generally three years for control units and one year for applicators, while for direct customers in Europe, we offered a one year standard warranty on control units. For indirect customers in our international markets, we provide a standard limited warranty on our products of generally three years for control units and one year for applicators.
We estimate and provide for future costs for initial product warranties upon shipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. We provide for the estimated product warranty costs by considering our historical costs and applying the experience rates to each product sold over the outstanding warranty period. We must exercise judgment in estimating our expected product warranty costs. If actual product failure rates, freight, material, technical support, labor, and overhead costs differ from our estimates, we will be required to revise our estimated warranty liability. We have recorded a liability of $0.7 million and $0.9 million as of December 31, 2013 and 2012, respectively, for future warranty expense.
We offer an extended warranty on both our CoolSculpting control units and CoolSculpting applicators. We recognize the revenue from the sale of an extended warranty over the extended warranty coverage period. Our revenue and related obligations from sale of extended warranties to date has not been significant.
Stock-Based Compensation
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that we expect to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013, we had a $51.0 million valuation allowance against $51.1 million of deferred tax assets.
We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to tax positions existing at December 31, 2013, will significantly increase or decrease in the next 12 months.
We assess all material positions taken in any income tax return, including all significant uncertain tax positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Our judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
Utilization of net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. We have assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2013, and concluded no limitation currently applies, and we will continue to monitor activities in the future. In the event we experience any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.
Results of Operations
Revenue (in thousands, except for percentages):

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Revenue
System revenue	$61,359	$39,145	$22,214	57%
Consumable revenue	50,267	37,049	13,218	36%
Total revenue	$111,626	$76,194	$35,432	47%

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Revenue
System revenue	$39,145	$46,552	$(7,407)	(16)%
Consumable revenue	37,049	21,592	15,457	72%
Total revenue	$76,194	$68,144	$8,050	12%

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
System revenue. We experienced incremental growth in system revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of increased North American system sales due to the reasons stated above and to a lesser extent increased international sales as result of the launch of our international direct sales organization during the second quarter of 2012. Our North American system sales increased while maintaining consistent average selling price. International direct system sales increased, offset by a slight decline in average selling price for these sales as we continue to focus on market penetration in these key markets. We also continue to experience a high rate of new system placements. Additionally, our system revenue increased as result of the launch of our CoolCurve+ applicator during the third quarter of 2012 and the launch of our CoolFit applicator during the first quarter of 2013, which increased the number of applicators included in each standard CoolSculpting system. We also experienced increased sales of applicators, primarily of our CoolFit applicator and some CoolCurve+ applicators, to existing customers, as our customers look to optimize their existing system to fit different body shapes and sizes.
The system revenue decreased in the year ended December 31, 2012, as compared to the year ended December 31, 2011, as we were impacted by new product launches and trial offers by our competitors that created competition for physician capital equipment dollars as well as by changes in our sales force in the North American market. International systems sales were impacted by the transition to a direct sales model.
Consumable revenue. The increase in consumable revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the growth of our worldwide installed base of CoolSculpting systems, and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs. Our installed base increased primarily in North America and to a lesser extent in Europe resulting from the launch of our international direct sales organization during the second quarter of 2012. This increase was partially offset by rebates associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases, that was launched in the third quarter of 2012.

The increase in consumable revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the growth of our installed base of worldwide CoolSculpting systems, and an increased number of CoolSculpting procedures performed by our customers driven by our targeted marketing programs.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Cost of revenue	$34,189	25,506	$8,683	34%
% of total revenue	31%	33%
Gross profit	$77,437	$50,688	$26,749	53%
Gross profit %	69%	67%

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Cost of revenue	$25,506	$26,101	$(595)	(2)%
% of total revenue	33%	38%
Gross profit	$50,688	$42,043	$8,645	21%
Gross profit %	67%	62%
Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily attributable to higher overall sales volumes while maintaining consistent average selling prices with the prior year, as well due to our increase in consumable revenue which carries higher margins than our systems. We also achieved increased gross profit due to our continued focus on cost reduction across our product portfolio and the completion of the in-sourced manufacturing structure during the second quarter of 2013. Specifically, higher production from higher sales led to better utilization on a relatively fixed base of overhead costs. We also experienced an increase in gross profit as result of a decrease in warranty charges as we continue to experience a reduction in product failure rates. These increases were offset in part due to the inclusion of the 2.3% Medical Device Excise Tax on all equipment sales in the United States as part of the Patient Protection and Affordable Care Act of 2010 which went into effect on January 1, 2013.
The increase in gross profit as a percentage of revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was driven by an increase in consumable revenue as a percentage of total revenue and a decrease in the per unit manufacturing cost of systems primarily due to lower direct material costs driven by our continued focus on product cost reductions and negotiations with suppliers.

Operating Expenses (in thousands, except for percentages):

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Operating expenses:
Research and development	$17,090	$12,693	$4,397	35%
% of total revenue	15%	17%
Sales and marketing	$63,185	$51,167	$12,018	23%
% of total revenue	57%	67%
General and administrative	$16,510	$16,867	$(357)	(2)%
% of total revenue	15%	22%
Total operating expenses	$96,785	$80,727	$16,058	20%

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Operating expenses:
Research and development	$12,693	$10,488	$2,205	21%
% of total revenue	17%	15%
Sales and marketing	$51,167	$28,953	$22,214	77%
% of total revenue	67%	42%
General and administrative	$16,867	$11,299	$5,568	49%
% of total revenue	22%	17%
Total operating expenses	$80,727	$50,740	$29,987	59%

Research and development. Research and development expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a $1.6 million increase in payroll related costs attributed to higher headcount and an increase in performance-based compensation, an increase in stock-based compensation expense of $0.8 million attributed to higher headcount and new grants, as well as a $1.8 million increase in consulting, development and clinical costs, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications.
Research and development expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase of $1.2 million in payroll related costs and higher stock-based compensation expenses by approximately $0.4 million. The increase in payroll related costs was attributed to a higher headcount and severance costs incurred during the year ended December 31, 2012, while the increase in stock-based compensation expenses were related to new grants related to the higher headcount. These increases in headcount also resulted in additional facilities and allocation charges of $0.3 million.
Sales and marketing. Sales and marketing expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a $10.5 million increase in payroll related costs resulting from higher headcount, an increase in performance-based compensation, and the expansion of our sales force into new and existing markets driving growth in revenue. We also had increased stock-based compensation expense of $0.9 million attributed to higher headcount and new grants. Sales and marketing expenses also increased by $0.9 million as result of actions taken to retrofit systems for CoolConnect, a tool used as a point of sale initiative which launched during the second quarter of 2013. These increases were offset in part by a $2.4 million decrease in advertising expenses resulting from our shift in emphasis from Direct-to-Consumer advertising programs to a more localized co-operative marketing strategy with individual practices.
Sales and marketing expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a $10.1 million increase in advertising expenses incurred in conjunction with our direct marketing campaign and other sales and marketing initiatives, a $6.2 million increase in payroll related costs and a $1.9 million increase in sales commission expenses driven by higher sales levels. The remaining increase was attributed to higher stock-based compensation expenses, higher travel expenses and higher public relations expenses during the year ended December 31, 2012. The increase in these expenses is directly related to the growth of our sales and marketing organization.
General and administrative. General and administrative expenses remained relatively flat for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a $1.4 million decrease in legal expenses due to the resolution of various legal matters in 2013, including shareholder and certain IP related litigation. This decrease was offset by a $1.3 million increase in payroll related costs resulting from higher headcount in certain functions to support growth in our business and an increase in performance-based compensation, which was offset in part by a reduction in costs associated with non-recurring severance expenses.
General and administrative expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a $2.8 million increase in legal expenses primarily related to our ongoing litigation and IP enforcement activities, a $2.3 million increase in payroll related costs and higher stock-based compensation expenses by $2.0 million. Consulting, recruiting and travel expenses also increased during the year ended December 31, 2012. The increase was partially offset by lower accounting fees of $1.2 million incurred during the year ended December 31, 2012 compared to the prior year. Higher accounting fees during the year ended December 31, 2011, were incurred in the preparation for our initial public offering, or IPO. The increase in payroll related costs was attributed to a higher headcount and severance costs recognized during the year ended December 31, 2012. The stock-based compensation expense for the year ended December 31, 2012, included $0.7 million in modification charges incurred in connection with the severance packages to our former executives.

Interest Income (Expense) and Other Income (Expense), Net (in thousands, except for percentages):

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Interest income (expense), net	$80	$129	$(49)	(38)%
% of total revenue	—%	—%
Other income (expense), net	$103	$(92)	$195	(212)%
% of total revenue	—%	—%

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
Interest income (expense), net	$129	$(93)	$222	(239)%
% of total revenue	—%	—%
Other income (expense), net	$(92)	$(765)	$673	(88)%
% of total revenue	—%	(1)%
Interest income (expense), net. During the years ended December 31, 2013 and 2012, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors.
During the year ended December 31, 2011, interest expense was incurred in relation to our notes payable that was paid in full in the quarter ended March 31, 2012.
Other income (expense), net. The increase in other income for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily the result of a favorable patent defense ruling.
Higher expense during the year ended December 31, 2011 was related to the loss incurred on the change in the fair value of the convertible preferred stock warrant.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of December 31, 2013, 2012 and 2011, as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash and cash equivalents	$25,798	$22,876	$83,908
Short-term investments	18,840	22,563	—
Long-term investments	11,442	13,141	—
Total	$56,080	$58,580	$83,908

Working capital	$42,430	$49,590	$84,086

Summary Statement of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Net cash used in operating activities	$(4,081)	$(26,626)	$(10,296)
Net cash provided by (used in) investing activities	4,384	(37,507)	(8,405)
Net cash provided by financing activities	2,562	3,101	89,942
Effect of exchange rate on cash and cash equivalents	57	—	—
Net increase (decrease) in cash and cash equivalents	$2,922	$(61,032)	$71,241
Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Operating activities.
Net cash used in operating activities was $4.1 million during the year ended December 31, 2013, and consisted of a net loss of $19.3 million, offset by a net change in operating assets and liabilities of $6.5 million and non-cash items of $8.8 million. Non-cash items for the year ended December 31, 2013, consisted primarily of a stock-based compensation expense of $6.7 million and depreciation and amortization expense of $1.7 million. The significant items in the change in operating assets and liabilities include cash generated from decreases in inventory of $2.5 million and an increase in accounts payable, accrued and other non-current liabilities of $7.5 million, offset in part by an increase in accounts receivable of $3.1 million. The decrease in inventory was as result of our continued focus on the management of inventory levels and increased sales. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors as well as higher accrued payroll related to performance-based compensation, while the increase in accounts receivable is driven by the increase in sales as well as timing of payment receipts from customers.
Net cash used in operating activities was $26.6 million during the year ended December 31, 2012, resulting primarily from our net loss of $30.1 million and a net change in operating assets and liabilities of $3.9 million, offset by non-cash items of $7.4 million. Non-cash items for the year ended December 31, 2012, consisted primarily of a stock-based compensation expense of $5.0 million and depreciation and amortization expense of $1.6 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $6.6 million attributed to the preparation of our transition from the use of OnCore Manufacturing LLC, to manufacture and supply to us our CoolSculpting control units and certain of our applicators to our in-sourcing of these services and an increase in accounts receivable of $2.5 million attributed to a larger number of customers with credit terms that reduced our cash flow from operating activities, partially offset by an increase in accounts payable, accrued and other non-current liabilities of $5.4 million mainly due to higher advertising expenses and customer and patient rebates that were introduced as part of certain marketing programs in fiscal year 2012 that increased our cash flow from operating activities.
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
Investing activities.
Net cash provided by (used in) investing activities was $4.4 million, $(37.5) million and $(8.4) million for the years ended December 31, 2013, 2012, and 2011, respectively. In 2013, we received proceeds from the sale and maturity, net of purchases, of $5.1 million of short-term and long-term investments, offset in part by $0.8 million related to purchases of property and equipment. In 2012, the net cash used in investing activities was primarily attributable to our net purchases of $49.4 million of short-term and long-term investments and purchases of $1.4 million of property and equipment and offset in part by our receipt of $13.5 million upon the maturity of investments. In 2011, we capitalized a $7.0 million milestone payment under our license agreement with Massachusetts General Hospital, or MGH, and purchased $1.6 million of property and equipment that reduced our cash flows from investing activities.
Financing activities.
Net cash provided by financing activities during the year ended December 31, 2013, of $2.6 million consisted of $3.4 million proceeds received from the issuance of common stock upon the exercise of stock options and the employee stock purchase plan, offset in part by $0.9 million of tax payments related to shares withheld for vested restricted stock units.
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
Our cash, cash equivalents and investments declined by $2.5 million during 2013.  Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments
We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of December 31, 2013 (in thousands):

	Payments due in Fiscal Year
	2014	2015-2016	2017-2018	After 2018	Total
Contractual Obligations:
Operating lease obligations	$1,252	$91	$122	$—	$1,465
Purchase commitments	6,036	—	—	—	6,036
Total	$7,288	$91	$122	$—	$7,501

Massachusetts General Hospital Royalty Payments
In May 2005, we entered into an agreement with Massachusetts General Hospital, or MGH, to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting system. We are obligated to pay a 7% royalty on net sales, as defined in the agreement, of CoolSculpting systems, applicators and procedure packs.
Lease Commitments
We occupy a facility in Pleasanton, a manufacturing facility in Dublin, California and a warehouse space in Livermore, California, all of which are under leases that extend through December 2014. We also occupy office and warehouse space in Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in Dubai, United Arab Emirates, under a lease which extends through March 2014 and Seoul, South Korea under a lease which extends through October 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.2 million and $0.9 million, respectively.

Future minimum lease payments under the non-cancellable operating leases as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,	Amount
2014	1,252
2015	30
2016	61
2017	61
2018	61
Total future minimum lease payments	$1,465

 Purchase Commitments
We had non-cancellable purchase obligations to contract manufacturers and suppliers for $6.0 million and $2.2 million at December 31, 2013 and 2012, respectively.

Unrecognized Tax Benefits
The table above excludes our gross liability for unrecognized tax benefits which totaled $0.1 million, including estimated interest and penalties, as of December 31, 2013, and are classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2013 presented above.
Product Warranty
The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2013	2012
Balance at the beginning of the period	$902	$742
Accruals for warranties issued	197	869
Settlements of warranty claims	(423)	(709)
Balance at the end of the period	$676	$902
Severance and Separation Agreements
On December 3, 2013, our Chief Scientific Officer and Senior Vice President of Clinical entered into a separation agreement with our company. As a result of this separation agreement, we incurred $0.3 million in termination benefits and $0.7 million in costs related to the modification of the employee's stock-based compensation, which were recorded during the year ended December 31, 2013. Amounts outstanding related to this separation agreement was $0.3 million as of December 31, 2013.

Effective April 3, 2012, our Vice President of North American Sales resigned from our company. On April 18, 2012, our then President and CEO resigned from the positions he held with our company. As a result of these resignations, we incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock-based compensation, which were recorded during the year ended December 31, 2012. Subsequent to these resignations, during the second quarter of 2012, we made the decision to terminate, as well as accept resignations from several employees. As a result of these actions, we incurred approximately $0.8 million in termination benefits. Amounts outstanding related to these termination benefits were $0.4 million as of December 31, 2012. As of December 31, 2013, all of the termination benefits incurred during December 31, 2012 had been paid.

No similar costs were incurred during the year ended December 31, 2011.

Related Party Transactions

Notes Receivable from a Stockholder
In December 2007, we issued 445,509 shares of our common stock to an executive in exchange for full recourse promissory notes in the aggregate amount of approximately $0.2 million. The promissory notes bore interest from the date of issuance until January 1, 2010, at a rate of 4.72% per annum compounded annually and last bore interest at a rate of 4.00% per annum, and were collateralized by the related common stock and the executive’s assets. The executive separated from us on December 3, 2010. The promissory notes were due and payable in full (including all accrued and unpaid interest) upon nine months following our initial public offering of our common stock. These notes receivable were related to a prior exercise of stock options and were recorded as a contra stockholders’ equity account.
In July 2012, the promissory notes were paid in full.
Brazilian Distribution Agreement
We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $2.5 million and $2.0 million, respectively. The accounts receivable balance as of December 31, 2013 and 2012, was $0.2 million and $0.1 million, respectively.
Recent Accounting Pronouncements
On February 5, 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. We adopted this guidance during the first quarter of 2013 and this adoption did not have a material impact on our consolidated financial statements.
Off-balance Sheet Arrangements
As of December 31, 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. Our exposure to foreign currency exchange risk has been insignificant because the majority of our revenue and our expenses are incurred and paid in U.S. dollars.
Interest Rate Fluctuations
We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair market value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2013 and 2012, we had approximately $30.3 million and $35.7 million invested in available-for-sale short-term and long-term investments, respectively. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
We do not have interest bearing liabilities as of December 31, 2013, and therefore, we are not subject to risks from immediate interest rate decreases.
Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Foreign Exchange
Our exposure to foreign currency exchange risk has been insignificant because our revenue and our expenses are generally incurred and paid in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZELTIQ Aesthetics, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of ZELTIQ Aesthetics, Inc. and its subsidiary at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 25, 2014

ZELTIQ Aesthetics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,798	$22,876
Short-term investments	18,840	22,563
Accounts receivable, net	10,221	7,133
Inventory	8,406	10,871
Prepaid expenses and other current assets	4,368	3,600
Total current assets	67,633	67,043
Long-term investments	11,442	13,141
Restricted cash	331	469
Property and equipment, net	2,158	2,336
Intangible asset, net	6,481	7,181
Other assets	9	99
Total assets	$88,054	$90,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,165	$4,976
Accrued liabilities	18,364	11,076
Deferred revenue	1,674	1,401
Total current liabilities	25,203	17,453
Other non-current liabilities	275	236
Total liabilities	$25,478	$17,689
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at December 31, 2013 and December 31, 2012; 37,038,374 and 35,852,105 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	41	39
Additional paid-in capital	195,507	186,287
Accumulated other comprehensive income	87	8
Accumulated deficit	(133,059)	(113,754)
Total stockholders’ equity	62,576	72,580
Total liabilities and stockholders’ equity	$88,054	$90,269
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2013	2012	2011
Revenue	$111,626	$76,194	$68,144
Cost of revenue	34,189	25,506	26,101
Gross profit	77,437	50,688	42,043
Operating expenses:
Research and development	17,090	12,693	10,488
Sales and marketing	63,185	51,167	28,953
General and administrative	16,510	16,867	11,299
Total operating expenses	96,785	80,727	50,740
Loss from operations	(19,348)	(30,039)	(8,697)
Interest income (expense), net	80	129	(93)
Other income (expense), net	103	(92)	(765)
Loss before provision for income taxes	(19,165)	(30,002)	(9,555)
Provision for income taxes	140	141	48
Net loss	(19,305)	(30,143)	(9,603)
Cumulative dividends on convertible preferred stock	—	—	(5,099)
Net loss attributable to common stockholders	$(19,305)	$(30,143)	$(14,702)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.87)	$(1.96)
Weighted average shares of common stock outstanding used in computing net loss attributable to common stockholders, basic and diluted	36,209,051	34,776,380	7,506,282

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net loss	$(19,305)	$(30,143)	$(9,603)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	77	—	—
Changes in unrealized gains on available-for-sale securities	2	8	—
Other comprehensive income, net of tax	79	8	—
Comprehensive loss	$(19,226)	$(30,135)	$(9,603)

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

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Convertible Stock Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2011	—	$—	33,997,809	$37	$178,122	$(245)	$—	$(83,611)	$94,303

Issuance of common stock upon exercise of stock options	—	—	1,612,233	2	2,667	—	—	—	2,669
Issuance of common stock in connection with ESPP	—	—	133,363	—	497	—	—	—	497
Proceeds for repayment of notes receivable from a stockholder	—	—	—	—	—	245	—	—	245
Issuance of common stock upon vesting of RSUs	—	—	106,959	—	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	1,741	—	12	—	—	—	12
Stock-based compensation	—	—	—	—	4,989	—	—	—	4,989
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	$(30,143)	(30,143)
Comprehensive loss	—	—	—	—	—	—	—	—	(30,135)
Balance at December 31, 2012	—	$—	35,852,105	$39	$186,287	$—	$8	$(113,754)	$72,580
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share and per share data)

	Convertible Stock Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2012	—	$—	35,852,105	$39	$186,287	$—	$8	$(113,754)	$72,580

Issuance of common stock upon exercise of stock options	—	—	791,198	2	2,645	—	—	—	2,647
Issuance of common stock in connection with ESPP	—	—	188,467	—	791	—	—	—	791
Issuance of common stock upon vesting of RSUs	—	—	292,265	—	—	—	—	—	—
Common stock traded for employee tax obligation	—	—	(85,661)	—	(876)	—	—	—	(876)
Stock-based compensation	—	—	—	—	6,660	—	—	—	6,660
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	(19,305)	(19,305)
Comprehensive loss	—	—	—	—	—	—	—	—	(19,226)
Balance at December 31, 2013	—	$—	37,038,374	$41	$195,507	$—	$87	$(133,059)	$62,576
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,305)	$(30,143)	$(9,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,729	1,602	826
Stock-based compensation	6,660	4,989	2,279
Change in fair value of preferred stock warrant liability	—	—	664
Deferred income tax provision (benefit)	19	(66)	—
Amortization of debt discount	—	—	49
Amortization of investment premium	343	212	—
(Recovery from) provision for doubtful accounts receivable	(12)	290	—
Issuance of common stock for services	—	12	34
Provision for excess and obsolete inventory	22	183	—
Loss on disposal and write-off of property and equipment	2	192	291
Changes in operating assets and liabilities:
Accounts receivable	(3,064)	(2,482)	(4,328)
Inventory	2,465	(6,578)	(2,312)
Prepaid expenses and other assets	(693)	(1,240)	(1,400)
Deferred revenue, net of deferred costs	267	1,026	(316)
Accounts payable, accrued and other non-current liabilities	7,486	5,377	3,520
Net cash used in operating activities	(4,081)	(26,626)	(10,296)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(31,591)	(58,658)	—
Sale of investments	11,143	9,250	—
Maturity of investments	25,528	13,500	—
Purchase of property and equipment	(834)	(1,385)	(1,575)
Purchase of intangible asset	—	—	(7,000)
Restricted cash	138	(214)	170
Net cash provided by (used in) investing activities	4,384	(37,507)	(8,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(310)	(1,335)
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and issuance costs	—	—	90,682
Proceeds from repayment of note receivable by a stockholder	—	245	—
Proceeds from issuance of common stock upon exercise of stock options and issuance of ESPP shares	3,438	3,166	595
Tax payments related to shares withheld for vested restricted stock units	(876)	—	—
Net cash provided by financing activities	2,562	3,101	89,942
Effect of exchange rate on cash and cash equivalents	57	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,922	(61,032)	71,241
CASH AND CASH EQUIVALENTS—Beginning of period	22,876	83,908	12,667
CASH AND CASH EQUIVALENTS—End of period	$25,798	$22,876	$83,908
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Notes to Consolidated Financial Statements
1. The Company and Basis of Presentation
ZELTIQ Aesthetics, Inc. (“we” or the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Its first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. The Company generates revenue from sales of our CoolSculpting system and from sales of consumables to our customers.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
Based on an evaluation of economic facts and circumstances together with the functional currency analysis prescribed in Accounting Standards Codification Topic 830, Foreign Currency Matters, on October 1, 2013, we changed the functional and reporting currency of our foreign subsidiary from the U.S. Dollar to the Great Britain Pound. Such change did not have a material impact on the consolidated financial statements of the Company.
All assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenues and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of this subsidiary's financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income". Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.
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
The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the related invoices, and represents our best estimate of probable credit losses in our existing trade accounts receivable. The Company did not have an allowance for doubtful accounts as of December 31, 2013. At December 31, 2012, the Company's allowance for doubtful accounts was $0.3 million.
The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 31, 2013, 2012 and 2011 (in thousands):

Description	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year ended December 31, 2011	$62	$50	$72	$40
Year ended December 31, 2012	40	329	39	330
Year ended December 31, 2013	330	59	389	—
As of December 31, 2013 and 2012, no individual customer accounted for 10% or more of the Company's accounts receivable. Furthermore, no individual customer accounted for greater than 10% of total revenue during the years ended December 31, 2013, 2012 and 2011, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Investments
The Company invests its excess cash balances primarily in certificates of deposit, commercial paper, corporate bonds, and U.S. Government agency securities. Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments. The Company classifies all of its investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method.  Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income (expense), net as incurred.  The Company periodically evaluates these investments for other-than-temporary impairment.

Inventory
Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.
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
Restricted Cash
At December 31, 2013 and 2012, cash of $0.3 million and $0.5 million, respectively, was restricted from withdrawal and held by banks in the form of certificates of deposit. At December 31, 2013 and 2012, the certificates of deposit were held as collateral for the facility lease agreement in Pleasanton, California, statutory French VAT requirements and for our United Kingdom banking facilities.

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
Impairment of Long-lived Assets
The Company reviews property and equipment and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the assets' fair value determined using the projected discounted future net cash flows arising from the asset. Through December 31, 2013, there have been no such impairments.

Revenue Recognition
The Company’s revenue is derived from the sales of the CoolSculpting system, consisting of a control unit and applicators, and from the sale of cycles in the form of consumable procedure packs, each of which includes consumable CoolGels and CoolLiners and a disposable computer cartridge that the Company markets as the CoolCard. Embedded software exists in the CoolCard product to permit the Company’s customers to perform a fixed number of CoolSculpting procedures, or cycles. This software is not marketed separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting system is marketed as a non-invasive aesthetic device for the reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post-contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC. The Company earns revenue from the sale of its products to its customers and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenue is deferred in the event that any of the revenue recognition criteria is not met.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price, or ESP, of each element to determine the relative selling price. The relative selling prices for control units, applicators, CoolCards and extended warranty are based on established price lists and separate, stand-alone sales of these elements. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company’s products do not require maintenance or support.

Accruals for Customer Programs
The Company records an accrued liability for cooperative marketing arrangements and customer incentive programs. The estimated cost of these programs is recorded as a reduction of revenue or as an operating expense, if the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

Cooperative Marketing Arrangements.  The Company offers cooperative marketing programs to its North American customers, allowing the customer to receive partial reimbursement for qualifying advertising expenditures which promote the Company's product and brand. Customer participation, as well as reimbursement amounts, is predicated upon purchase levels of CoolCards. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products. Accruals for these marketing arrangements are recorded at the time of sale, or time of commitment, based on the related program parameters, review of related advertising and historical experience.

Customer Incentive Programs.  The Company's customer incentive program consists of rebates for our North American customers based on purchase levels of CoolCards. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions of the program.
Cost of Revenue
Cost of revenue consists primarily of cost of finished and semi-finished products purchased from our third-party suppliers, labor, material, and overhead involved in our internal manufacturing processes, technology amortization and royalty fees and cost of product warranty. In the event that a revenue transaction is deferred, the corresponding cost associated with the transaction will also be deferred.
Shipping and Handling
Shipping and handling costs charged to customers are recorded as revenue. Shipping costs are included in cost of revenue.

Research and Development
Research and development costs primarily consist of salaries, benefits, incentive compensation, stock-based compensation, and allocated facilities costs for employees and contractors engaged in research, clinical studies, regulatory affairs, and development. The Company expenses all research and development costs in the periods in which they are incurred.
Advertising costs
The cost of advertising and media is expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising costs totaled $8.9 million, $12.0 million and $1.9 million, respectively.
Product Warranty

Effective in the second quarter of 2013, the Company provides a standard limited warranty on its products of generally one year for both control units and applicators for its direct customers. Prior to this change, the Company provided a standard limited warranty on its products of generally three years for control units and one year for applicators, while for direct customers in Europe, the Company offered a one year standard warranty on control units. For indirect customers in international markets the Company provides a standard limited warranty on its products of generally three years for control units and one year for applicators.

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
The Company offers an extended warranty of up to two years on both our CoolSculpting control units and CoolSculpting applicators. The Company recognizes the revenue from the sale of an extended warranty over the extended warranty coverage period. Our revenue and related obligations from sale of extended warranties to date has not been significant.
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
Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including options, restricted stock units, stock issuable pursuant to the employee stock purchase plan, warrants, and convertible preferred stock. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding were anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.
Comprehensive Income (Loss)

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity.

Components of accumulated other comprehensive income was as follows (in thousands):

	December 31,
	2013	2012
Cumulative translation adjustments	$77	$—
Unrealized gain on marketable securities, net of tax	10	8
Accumulated other comprehensive income	$87	$8
Recent Accounting Pronouncements
On February 5, 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The Company adopted this guidance effective during the first quarter of 2013 and such adoption did not have a material impact on the Company's consolidated financial statements.
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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at December 31, 2013.
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
The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$12,796	$—	$—	$12,796
Short-term investments:
U.S. Agency securities	—	6,772	—	6,772
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	8,870	—	8,870
Commercial paper	—	999	—	999
Certificates of deposit	1,198	—	—	1,198
Long-term investments:
U.S. Agency securities	—	6,956	—	6,956
U.S. Treasury	—	1,014	—	1,014
Corporate bonds	—	2,795	—	2,795
Certificates of deposit	$677	$—	$—	$677
	$14,671	$28,407	$—	$43,078

	As of December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$18,274	$—	$—	$18,274
Short-term investments:
U.S. Agency securities	—	11,077	—	11,077
Corporate bonds	—	8,417	—	8,417
Commercial paper	—	1,998	—	1,998
Certificates of deposit	1,071	—	—	1,071
Long-term investments:
U.S. Agency securities	—	7,753	—	7,753
Corporate bonds	—	5,388	—	5,388
	$19,345	$34,633	$—	$53,978

During the years ended December 31, 2013 and 2012, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of December 31, 2013, and December 31, 2012.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

4. Balance Sheet Components
Investments
The Company's short-term and long-term investments as of December 31, 2013 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,771	$2	$(1)	$6,772
U.S. Treasury	1,000	1	—	1,001
Corporate bonds	8,867	3	—	8,870
Commercial paper	999	—	—	999
Certificates of deposit	1,198	—	—	1,198
Total	$18,835	$6	$(1)	$18,840

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,957	$2	$(3)	$6,956
U.S. Treasury	1,013	1	—	1,014
Corporate bonds	2,790	5	—	2,795
Certificates of deposit	677	—	—	677
Total	$11,437	$8	$(3)	$11,442

The Company's short-term and long-term investments as of December 31, 2012, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$11,071	$6	$—	$11,077
Corporate bonds	8,414	3	—	8,417
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,071	—	—	1,071
Total	$22,554	$9	$—	$22,563

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$7,750	$3	$—	$7,753
Corporate bonds	5,392	1	(5)	5,388
Total	$13,142	$4	$(5)	$13,141

For the years ended December 31, 2013 and December 31, 2012, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2013, are as follows (in thousands):

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$18,835	$18,840
Due in one year to five years	11,437	11,442
	$30,272	$30,282
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
The components of inventory consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$4,520	$8,302
Finished goods	3,886	2,569
Total inventory	$8,406	$10,871
Property and equipment, net
Property and equipment, net comprised the following (in thousands):

	December 31,
	2013	2012
Lab equipment, tooling and molds	$2,071	$1,987
Computer software	1,562	1,243
Computer equipment	801	753
Leasehold improvements	743	636
Furniture and fixtures	334	288
Vehicles	35	35
Total property and equipment	5,546	4,942
Less: Accumulated depreciation and amortization	(3,594)	(2,610)
Construction in progress	206	4
Property and equipment, net	$2,158	$2,336

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $0.9 million and $0.7 million, respectively.

Accrued Liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2013	2012
Accrued payroll and employee related expenses	$7,863	$3,430
Accrued marketing expenses	3,739	3,287
Accrued royalty	2,458	1,343
Sales and other taxes payable	1,787	1,177
Accrued warranty	676	902
Accrued legal expenses	284	415
Other accrued liabilities	1,557	522
Total accrued liabilities	$18,364	$11,076

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2013	2012
Balance at the beginning of the period	$902	$742
Accruals for warranties issued	197	869
Settlements of warranty claims	(423)	(709)
Balance at the end of the period	$676	$902

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

All payments made to MGH prior to the FDA product approval were expensed as incurred as research and development costs. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the FDA approval were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent. Royalty payments are accrued as the Company recognizes revenue, and are included in cost of revenue.

The intangible asset, net comprised the following (in thousands):

	December 31, 2013	December 31, 2012
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(1,569)	(869)
Intangible asset, net	$6,481	$7,181

The amortization expense of the intangible asset was $0.7 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively. The total estimated annual future amortization expense of this intangible asset as of December 31, 2013 is as follows (in thousands):

Fiscal Year
2014	$701
2015	701
2016	701
2017	701
2018	701
Thereafter	2,976
Total	$6,481

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
Brazilian Distribution Agreement
The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, or ADVANCE, dated March 18, 2011 and amended on February 27, 2012 and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31,

2018. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $2.5 million and $2.0 million, respectively. The accounts receivable balance as of December 31, 2013 and 2012, was $0.2 million and $0.1 million, respectively.
8. Commitments and Contingencies
Lease Commitments
The Company occupies a facility in Pleasanton, a manufacturing facility in Dublin, California and a warehouse space in Livermore, California, all of which are under leases that extend through December 2014. The Company also occupies office and warehouse space in Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in Dubai, United Arab Emirates, under a lease which extends through March 2014 and Seoul, South Korea under a lease which extends through October 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.2 million and $0.9 million, respectively.
Future minimum lease payments under the non-cancellable operating leases as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
2014	$1,252
2015	30
2016	61
2017	61
2018	61
Total future minimum lease payments	$1,465

Purchase Commitments
The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $6.0 million and $2.2 million at December 31, 2013 and 2012, respectively.

Unrecognized Tax Benefits
The table above excludes the Company's gross liability for unrecognized tax benefits which totaled $0.1 million, including estimated interest and penalties, as of December 31, 2013, and are classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, the Company has excluded this obligation from the schedule summarizing its significant obligations to make future payments under contractual obligations as of December 31, 2013 presented above.

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
Severance and Separation Agreements
Effective December 3, 2013, the Company's Chief Scientific Officer and Senior Vice President of Clinical entered into a separation agreement with the Company. As a result of this separation agreement, the Company incurred $0.3 million in termination benefits and $0.7 million in costs related to the modification of the employee's stock-based compensation, which were recorded during the year ended December 31, 2013. Amounts outstanding related to this separation agreement was $0.3 million as of December 31, 2013.

Effective April 3, 2012, the Company's Vice President of North American Sales resigned from the Company. On April 18, 2012, the Company's President and CEO resigned from the positions he held with the Company. As a result of these resignations, the Company incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock-based compensation, which were recorded during the year ended December 31, 2012. Subsequent to these resignations, during the second quarter of 2012, the Company's management made a decision to terminate as well as accept resignations from several employees. As a result of these actions, the Company incurred approximately $0.8 million in termination benefits. Amounts outstanding related to these termination benefits were $0.4 million as of December 31, 2012. As of December 31, 2013, all of the termination benefits incurred during December 31, 2012 had been paid.

No similar costs were incurred during the year ended December 31, 2011.

9. Stockholders' Equity
Preferred Stock
The Company's Certificate of Incorporation, as amended in October 2011, authorizes the Company to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. In connection with the IPO, all of the Company's outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock. At December 31, 2013 and 2012, the Company had no preferred stock issued or outstanding.
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2013.
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

Options under the Plan were granted for periods of up to ten years. The exercise price of an ISO and NSO should not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder should not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. To date, options granted generally vested over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. Cash received from employees for early exercise of unvested options was treated as a liability. Amounts so recorded were transferred into common stock and additional paid-in capital as the shares vested. The number of unvested shares and the associated liability amounts were immaterial at all reporting dates presented. As of December 31, 2013, no shares of the Company's common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2011 Equity Incentive Plan (the "2011 Plan").
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

Stock-based Compensation Activity
Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2011	57,437	4,847,972	3.00
Additional shares reserved	3,199,890	—	—
Options granted	(2,989,279)	2,989,279	5.87
Restricted stock awards granted	(4,083)	—	—
Restricted stock units granted	(1,540,417)	—	—
Options exercised	—	(1,612,233)	1.65
Options canceled	2,096,684	(2,096,684)	4.28
Restricted stock award canceled	2,342	—	—
Restricted stock units canceled	281,262	—	—
Balance, December 31, 2012	1,103,836	4,128,334	$4.96
Additional shares reserved	1,200,000	—	—
Options granted	(568,987)	568,987	6.60
Restricted stock units granted	(1,205,200)	—	—
Options exercised	—	(791,198)	3.34
Options canceled	307,738	(307,738)	7.36
Restricted stock award canceled	—	—	—
Restricted stock units canceled	163,689	—	—
Restricted stock units withheld for tax	85,661	—	—
Balance, December 31, 2013	1,086,737	3,598,385	$5.36	8.20	$48,741

Vested and expected to vest, December 31, 2013		3,440,249	$5.34	8.18	$46,693

Exercisable, December 31, 2013		1,795,156	$4.94	7.86	$25,075

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding
Exercise Price	Stock Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Options Exercisable
$0.55-2.42	374,146	5.7	329,604
2.83-4.30	461,190	7.9	98,163
4.60-4.62	190,000	9.0	40,625
5.04-5.04	1,431,092	8.6	822,879
5.06-6.34	499,199	9.0	221,171
6.38-9.49	370,471	8.8	186,401
9.55-10.20	149,122	7.2	65,065
11.30-11.30	54,094	4.8	20,834
12.12-12.12	19,071	8.0	10,414
17.33-17.33	50,000	10.0	—
	3,598,385		1,795,156

Restricted Stock Activity
Activity related to restricted stock units and awards is set forth below:

		Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance,	December 31, 2011	4,684	$10.20
Restricted stock units granted		1,544,500	5.77
Restricted stock units released		(108,130)	6.42
Restricted stock units canceled		(283,604)	7.14
Balance,	December 31, 2012	1,157,450	$5.38
Restricted stock units granted		1,205,200	5.57
Restricted stock units released		(292,265)	5.35
Restricted stock units canceled		(163,689)	4.31
Balance,	December 31, 2013	1,906,696	$5.60
During the year ended December 31, 2013, 292,265 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the year ended December 31, 2013, the Company withheld 85,661 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the year ended December 31, 2012, 108,130 shares vested subject to previously granted restricted stock units.
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
There were 470,018 shares of the Company's common stock initially reserved for future purchase under our 2011 ESPP. On the first day of each year, beginning January 1, 2012 and through and including January 1, 2021, the maximum aggregate number of shares of common stock that may be issued under the 2011 ESPP will be increased by a number of shares equal to the smallest of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or

b) an amount determined by the Company's Board of Directors. During 2013, the number of shares of the Company's common stock reserved for future purchase under the 2011 ESPP was increased by 150,000 shares.
The initial offering period commenced on October 19, 2011, and ended on May 31, 2012. The future offering periods will commence on or about the first trading days of December and June of each year and end on or about the last trading days of the next May and November, respectively.
During the year ended December 31, 2013, employees purchased 188,467 shares under the 2011 ESPP at a weighted average exercise price of $4.20. As of December 31, 2013, there were 298,188 shares of the Company's common stock available for future purchase under our 2011 ESPP.
Stock-Based Compensation Expense
The stock-based compensation expense related to all of our stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$248	$131	$54
Research and development	1,645	894	542
Sales and marketing	1,783	827	533
General and administrative	2,984	3,137	1,150
Total stock-based compensation	$6,660	$4,989	$2,279
Stock-based compensation expense includes charges related to performance based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to performance based stock options and restricted stock units was $1.0 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. There were no such charges in the year ended December 31, 2011.
Additionally, stock-based compensation expense for the year ended December 31, 2013 and 2012, includes $0.7 million and $0.7 million, respectively, in modification charges incurred in connection with the severance packages to the Company's former executives. There were no such charges in the year ended December 31, 2011.
As of December 31, 2013, the total unrecognized compensation cost related to outstanding stock options, awards and employee stock purchases was $13.0 million, which will recognized using the straight-line attribution method over 2.7 years.

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

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	4.8	5.2	6.0
Expected volatility	51%	61%	59%
Risk-free interest rate	1.02%	0.76%	1.05-2.65%
Expected dividend yield	0%	0%	0%
Fair Value of Common Stock. The fair value of the underlying common stock was determined by the Board of Directors until the IPO when the Company's common stock started trading on the NASDAQ Global Select Market under ticker symbol ZLTQ on October 19, 2011. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date. Prior to the IPO, the fair value of the shares of common stock underlying the stock options was determined by the Board of Directors. Because there was no public market for the Company's common stock, the Board of Directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, amongst other factors.
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
During the years ended December 31, 2013, 2012 and 2011, the Company granted 543,987; 2,860,927 and 1,305,620 stock options, respectively, to employees with a weighted-average grant date fair value of $6.75, $3.07, and $5.65 per share, respectively. The aggregate intrinsic value of options exercised was $6.8 million, $6.0 million and $5.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company's common stock at the date of exercise. The total fair value of shares vested was $4.9 million, $2.1 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company granted 1,180,200; 1,412,066 and 11,495 restricted stock units and restricted awards, respectively, to employees. The weighted-average grant date fair value as of the respective grant date of restricted stock units and restricted stock awards was $5.62, $5.70 and $10.20 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no such awards granted for the year ended December 31, 2011. The fair value as of the respective vesting dates of restricted stock units and restricted stock awards was $1.4 million and $0.3 million for the year ended December 31, 2013 and December 31, 2012, respectively. The fair value as of the respective vesting dates of restricted stock units and restricted stock awards for the year ended December 31, 2011, was immaterial.
There was no capitalized stock-based compensation cost and no recognized stock-based compensation tax benefits during the years ended December 31, 2013, 2012 and 2011.

Stock-Based Compensation for Non-employees
Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the year ended December 31, 2013, the Company granted stock-based awards to non-employees which vest over 0.5 years. During the year ended December 31, 2012, the Company granted stock-based awards to non-employees which vest over 0.5 years. Stock-based compensation expense related to non-employee grants was $0.5 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. Stock-based compensation expense related to non-employee grants was insignificant for the year ended December 31, 2011.

11. Employee Benefit Plans

In 2005, the Company adopted a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees in the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of

Directors. Matching 401(k) contributions expensed were $1.1 million, $0.7 million, and $0.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

12. Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(19,535)	$(30,329)	$(9,051)
Foreign	370	327	(504)
Loss before provision for income taxes	$(19,165)	$(30,002)	$(9,555)

The provision for income taxes consisted of the following (in thousands):

	As of December 31,
	2013	2012	2011
Current provision:
Federal	$—	$—	$—
State	60	37	48
Foreign	61	170	—
Total current	121	207	48

Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	19	(66)	—
Total deferred	19	(66)	—
Total provision	$140	$141	$48

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	(1)	(1)
Non-deductible permanent difference	(1)	—	(3)
Change in valuation allowance	(34)	(34)	(31)
Research & development credits	(2)	1	3
Stock-based compensation	(1)	(1)	(5)
Other	—	—	2
Provision for income taxes	(1)%	—%	—%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$45,401	$38,385
Research & development credits	2,335	2,703
Depreciation & amortization	583	312
Accruals & reserves	2,731	3,592
Total deferred tax assets	51,050	44,992
Valuation allowance	(51,003)	(44,926)
Net deferred tax assets	$47	$66

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of $121.3 million and $108.2 million, respectively. Unrecognized deferred tax benefits of approximately $7.9 million resulted from the exercises of employee stock awards will be accounted for as a credit to the additional paid-in capital if and when realized through a reduction in income tax payable. The federal net operating losses begin expiring in 2026 and state net operating losses begin expiring in 2015. As of December 31, 2013, the Company had research and development credit carryforwards of approximately $2.8 million and $3.0 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2026, and state credits can be carried forward indefinitely.

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
Management believes that, based on a number of factors, which includes the Company’s historical operating performance and accumulated deficit, it is more likely than not that the U.S. deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against our U.S. deferred tax assets. Valuation allowance increased by approximately $6.1 million, and $12.1 million for the years ended December 31, 2013 and 2012, respectively.
The valuation allowance for deferred tax assets consisted of the following activity for the fiscal years ended December 31, 2013, 2012 and 2011 (in thousands):

Description	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year ended December 31, 2011	$29,231	$3,605	$—	$32,836
Year ended December 31, 2012	32,836	12,090	—	44,926
Year ended December 31, 2013	$44,926	$6,077	$—	$51,003
Utilization of net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2013, and concluded no limitation currently applies, and the Company will continue to monitor activities in the future. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.
During the year ended December 31, 2013, the amount of gross unrecognized tax benefits increased by $2.0 million. The total amount of unrecognized tax benefits was $2.9 million as of December 31, 2013, of which $0.1 million, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2011	$678
Additions based on tax positions related to the current year	146
Balance as of December 31, 2011	824
Additions based on tax positions related to the current year	78
Balance as of December 31, 2012	902
Additions based on tax positions related to the current year	2,023
Balance as of December 31, 2013	$2,925

The Company files income tax returns in the U.S. federal and state jurisdictions and in the United Kingdom and all returns since inception remain open to examination.
13. Net Loss per Share of Common Stock
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including options, restricted stock units, stock issuable pursuant to the ESPP, warrants, and convertible preferred stock. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding were anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Year Ended
	December 31,
	2013	2012	2011
Historical net loss per share:
Numerator
Net loss attributable to common stockholders (in thousands)	$(19,305)	$(30,143)	$(14,702)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	36,209,051	34,776,380	7,506,282
Basic and diluted net loss per share attributable to common stockholders	$(0.53)	$(0.87)	$(1.96)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2013	2012	2011
Options to purchase common stock	3,598,385	4,128,334	4,847,972
Restricted stock units	1,906,696	119,507	—
Common stock issuable pursuant to the ESPP	86,026	21,586	—
Total	5,591,107	4,269,427	4,847,972

14. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Cash paid for interest	$—	$2	$69
Cash paid for income taxes	$188	$47	$—
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(33)	$(100)	$147
Reclassification of warrant liability to additional paid-in capital upon initial public offering	$—	$—	$921
Conversion of preferred stock into common stock upon initial public offering	$—	$—	$81,164

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
The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
North America	$89,150	$56,657	$50,332
International	22,476	19,537	17,812
Total	$111,626	$76,194	$68,144
North America includes the United States and related territories as well as Canada. International is the rest of the world. Revenue for the United States was $83.7 million, $54.7 million and $47.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
System revenue	$61,359	$39,145	$46,552
Consumable revenue	50,267	37,049	21,592
Total	$111,626	$76,194	$68,144
Substantially all of the Company’s long-lived assets are located in the United States of America.

16. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2013. The selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements". Net loss per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Year Ended December 31, 2013
Total revenue	$19,982	$26,338	$29,465	$35,841
Gross profit	$12,634	$18,460	$21,229	$25,114
Net loss	$(7,482)	$(3,607)	$(2,811)	$(5,405)
Net loss per share, basic and diluted	$(0.21)	$(0.10)	$(0.08)	$(0.15)
Shares used in calculation-basic and diluted	35,890,084	36,045,346	36,206,008	36,686,053

Year Ended December 31, 2012
Total revenue	$17,404	$22,265	$17,928	$18,597
Gross profit	$11,411	$15,115	$11,975	$12,186
Net loss	$(10,345)	$(8,101)	$(5,182)	$(6,515)
Net loss per share, basic and diluted	$(0.30)	$(0.24)	$(0.15)	$(0.18)
Shares used in calculation-basic and diluted	34,010,432	34,253,357	35,068,076	35,764,666

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for ZELTIQ. Our management with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013, or the Proxy Statement, and is incorporated herein by reference:

•
Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, set forth under Proposal 1 entitled “Election of Directors” and under “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

•	Information regarding our executive officers is set forth under “Executive Officers” in the Proxy Statement.

•
Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

•
Information on our code of business conduct and ethics for directors, officers and employees set forth under the caption “Code of Business Conduct” under “Information Regarding the Board of Directors and Corporate Governance - Information Regarding Committees of the Board of Directors” in the Proxy Statement.

•	Information regarding Section 16(a) beneficial ownership reporting compliance set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

•
Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Consideration and Qualifications of Director Nominees” under “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our named executive officers is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.
Information regarding compensation of our directors is set forth under the caption "Director Compensation" in the Proxy Statement, which information is incorporated herein by reference.
Information relating to compensation policies and practices as they relate to risk management is set forth under the caption “Information Regarding the Board of Directors and Corporate Governance - Information Regarding Committees of the Board of Directors - Compensation Committee” in the Proxy Statement, which information is incorporated herein by reference.
Information regarding compensation committee interlocks is set forth under the caption “Information Regarding the Board of Directors and Corporate Governance - Information Regarding Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.
The Compensation Committee Report is set forth under the caption "Compensation Committee Report" under “Information Regarding the Board of Directors And Corporate Governance - Information Regarding Committees of the Board of Directors” in the Proxy Statement, which report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under our equity compensation plans is set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the caption "Transactions With Related Persons" in the Proxy Statement, which information is incorporated herein by reference.'

Information regarding director independence is set forth under the caption “Information Regarding the Board of Directors and Corporate Governance - Independence of The Board of Directors” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

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

ZELTIQ Aesthetics, Inc.

Date:	February 25, 2014	By:	/s/ Patrick F. Williams
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

Signature	Title	Date

/s/ Mark J. Foley	President, Chief Executive Officer	February 25, 2014
Mark J. Foley	and Director (Principal Executive Officer)

/s/ Patrick F. Williams	Senior Vice President and Chief	February 25, 2014
Patrick F. Williams	Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

/s/ Mary M. Fisher	Director	February 25, 2014
Mary M. Fisher

/s/ Jean M. George	Director	February 25, 2014
Jean M. George

/s/ D. Keith Grossman	Director	February 25, 2014
D. Keith Grossman

/s/ Kevin C. O'Boyle	Director	February 25, 2014
Kevin C. O'Boyle

/s/ Bryan E. Roberts, Ph.D	Director	February 25, 2014
Bryan E. Roberts, Ph.D.

/s/ Andrew N. Schiff, M.D.	Director	February 25, 2014
Andrew N. Schiff, M.D.

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2		Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		S-1	333-175514	3.4	7/13/2011
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	#	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10.4	10/11/2011
10.2		Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.4	8/17/2011
10.3		First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.5	8/17/2011
10.4		Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.6	8/17/2011
10.5
Third Amendment to Office Building Lease, dated August 7, 2012, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).
			X
10.6
Fourth Amendment to Office Building Lease, dated April 22, 2013, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).
			X
10.7		Building Lease, dated October 3, 2013, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.	X
10.8		Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.		S-1	333-175514	10.23	7/13/2011
10.9	*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.		S-1	333-175514	10.17	7/13/2011
10.10	*	Offer Letter Agreement, dated March 24, 2011, by and between ZELTIQ Aesthetics, Inc. and Dr. Kristine N. Tatsutani.		S-1/A	333-175514	10.31	9/7/2011

10.11	*	2005 Stock Incentive Plan.		S-1/A	333-175514	10.11	8/17/2011
10.12	*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.		S-1/A	333-175514	10.12	8/17/2011
10.13	*	Amendment to 2005 Stock Incentive Plan.		S-1/A	333-175514	10.13	8/17/2011
10.14	*	2011 Equity Incentive Plan.		S-8	333-175514	99.1	3/13/2013
10.15	*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.		S-1/A	333-175514	10.15	9/23/2011
10.16	*	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan.		S-1/A	333-175514	10.16	9/23/2011
10.17	*	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan.		S-1/A	333-175514	10.17	9/23/2011
10.18	*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Stock Incentive Plan.		S-1/A	333-175514	10.18	9/23/2011
10.19	*	Form of Notice of Grant of Restricted Stock under the 2011 Stock Incentive Plan.		S-1/A	333-175514	10.19	9/23/2011
10.20	*	Form of Notice of Grant of Stock Option under the 2011 Stock Incentive Plan.		S-1/A	333-175514	10.20	9/23/2011
10.21	*	2011 Employee Stock Purchase Plan.		S-1/A	333-175514	10.21	9/23/2011
10.22	*	Employment Offer Letter, dated February 9, 2012, by and between ZELTIQ Aesthetics, Inc. and Sergio Garcia.		10-Q	001-35318	10.2	5/11/2012
10.23	*	Employment Offer Letter Agreement, dated August 23, 2012, by and between ZELTIQ Aesthetics, Inc. and Mark J. Foley.		10-Q	001-35318	10.12	11/8/2012
10.24	*	Employment Offer Letter, dated September 18, 2012, by and between ZELTIQ Aesthetics, Inc. and Len DeBenedictis.		10-Q	001-35318	10.13	11/8/2012
10.25	*	Employment Offer Letter, dated October 1, 2012, by and between ZELTIQ Aesthetics, Inc. and Keith Sullivan.		10-Q	001-35318	10.14	11/8/2012
10.26		Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.		10-Q	001-35318	10.15	11/8/2012
10.27	*	ZELTIQ Aesthetics, Inc. 2012 Stock Plan.		S-8	333-183131	99.1	8/7/2012
10.28	*	Separation Agreement dated December 3, 2013, between ZELTIQ Aesthetics, Inc. and Kristine N. Tatsutani.	X
10.29	*	2013 Bonus Plan for Executive Officers.		10-Q	001-35318	10.2	10/31/2013
10.30	*	Form of Stock Option Agreement Under 2012 Stock Plan.		10-K	001-35318	10.50	3/13/2013
10.31	*	Form of Restricted Stock Units Agreement Under 2012 Stock Plan.		10-K	001-35318	10.51	3/13/2013
10.32	*	Form of Restricted Stock Agreement Under 2012 Stock Plan.		10-K	001-35318	10.52	3/13/2013
10.33	*	Form of Notice of Grant of Stock Option Under 2012 Stock Plan.		10-K	001-35318	10.53	3/13/2013
10.34	*	Form of Notice of Grant of Restricted Stock Units Under 2012 Stock Plan.		10-K	001-35318	10.54	3/13/2013
10.35	*	Form of Notice of Grant of Restricted Stock Under 2012 Stock Plan.		10-K	001-35318	10.55	3/13/2013
10.36	*	Employment Offer Letter dated November 13, 2012 by and between ZELTIQ Aesthetics, Inc. and Patrick Williams.		10-K	001-35318	10.56	3/13/2013
10.37	*	Directors Compensation Arrangements.		10-K	001-35318	10.59	3/13/2013
10.38		Amendment to Offer Letter, dated April 23, 2013, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.1	8/1/2013

10.39	First Amendment to Offer Letter, dated November 26, 2012, between Sergio Garcia and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.2	8/1/2013
10.40	Second Amendment to Offer Letter, dated April 29, 2013, between Sergio Garcia and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.3	8/1/2013
10.41	Promotion Offer Letter, dated July 17, 2013, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.1	10/31/2013
12.1	Calculation of Ratio of Earnings to Fixed Charges.	X
21.1	List of subsidiaries.		10-K	001-35318	21.1	3/13/2013
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Form 10-K).	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
 ______________________

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission, pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

*	Management Compensation Plan or Arrangement

(1)	As described in Item 5.02 of the Form 8-K with respect to target bonus. See Exhibit [10.30] for the 2013 Bonus Plan for Executive Officers.

(2)	As described in Item 5.02 of the Form 8-K.