Form 10-Q
period 2014-03-31
Zeltiq Aesthetics Inc
filed 2014-04-30
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of April 24, 2014, there were 37,402,021 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,546	$25,798
Short-term investments	18,442	18,840
Accounts receivable, net	12,318	10,221
Inventory	15,231	8,406
Prepaid expenses and other current assets	3,676	4,368
Total current assets	64,213	67,633
Long-term investments	8,234	11,442
Restricted cash	332	331
Property and equipment, net	2,340	2,158
Intangible asset, net	6,306	6,481
Other assets	103	9
Total assets	$81,528	$88,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,195	$5,165
Accrued liabilities	17,127	18,364
Deferred revenue	2,532	1,674
Total current liabilities	25,854	25,203
Other non-current liabilities	204	275
Total liabilities	$26,058	$25,478
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2014, and December 31, 2013	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at March 31, 2014, and December 31, 2013; 37,361,229 and 37,038,374 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	41	41
Additional paid-in capital	195,706	195,507
Accumulated other comprehensive income	119	87
Accumulated deficit	(140,396)	(133,059)
Total stockholders’ equity	55,470	62,576
Total liabilities and stockholders’ equity	$81,528	$88,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$30,975	$19,982
Cost of revenue	9,016	7,348
Gross profit	21,959	12,634
Operating expenses:
Research and development	4,270	3,749
Sales and marketing	20,187	12,542
General and administrative	4,713	3,808
Total operating expenses	29,170	20,099
Loss from operations	(7,211)	(7,465)
Interest income, net	19	24
Other expense, net	(66)	(34)
Loss before provision for income taxes	(7,258)	(7,475)
Provision for income taxes	79	7
Net loss	$(7,337)	$(7,482)
Net loss per share, basic and diluted	$(0.20)	$(0.21)
Weighted average shares of common stock outstanding used in computing net loss per share, basic and diluted	37,215,697	35,890,084
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(7,337)	$(7,482)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30	—
Changes in unrealized gains (losses) on available-for-sale securities	2	(8)
Other comprehensive income (loss), net of tax	32	(8)
Comprehensive loss	$(7,305)	$(7,490)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,337)	(7,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	428
Stock-based compensation	2,105	1,119
Deferred income tax provision (benefit)	30	(20)
Amortization (accretion) of investment premium (discount), net	67	94
Provision for doubtful accounts receivable	—	25
Provision for excess and obsolete inventory	105	82
Loss on disposal and write-off of property and equipment	17	2
Changes in operating assets and liabilities:
Accounts receivable	(2,088)	1,100
Inventory	(6,291)	1,284
Prepaid expenses and other assets	570	(776)
Deferred revenue, net of deferred costs	853	(359)
Accounts payable, accrued and other non-current liabilities	(829)	(2,506)
Net cash used in operating activities	(12,343)	(7,009)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(2,249)	(7,319)
Sale of investments	1,000	3,750
Proceeds from maturity of investments	4,791	4,448
Purchase of property and equipment	(559)	(68)
Change in restricted cash	(1)	107
Net cash provided by investing activities	2,982	918
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	640	68
Tax payments related to shares withheld for vested restricted stock units	(2,546)	(7)
Net cash (used in) provided by financing activities	(1,906)	61
Effect of exchange rate on cash and cash equivalents	15	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,252)	(6,030)
CASH AND CASH EQUIVALENTS—Beginning of period	25,798	22,876
CASH AND CASH EQUIVALENTS—End of period	$14,546	$16,846
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2013, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, comprehensive loss for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The interim results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated statements of operations.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations", “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Based on an evaluation of economic facts and circumstances together with the functional currency analysis prescribed in Accounting Standards Codification Topic 830, Foreign Currency Matters, on October 1, 2013, the Company changed the functional and reporting currency of its foreign subsidiary from the U.S. Dollar to the British Pound. Such change did not have a material impact on the consolidated financial statements of the Company.

All assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenue and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of this subsidiary's financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income". Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2014, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at March 31, 2014.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$402	$—	$—	$402
Short-term investments:
U.S. Agency securities	—	8,747	—	8,747
U.S. Treasury	—	1,501	—	1,501
Corporate bonds	—	6,172	—	6,172
Commercial paper	—	1,000	—	1,000
Certificates of deposit	1,022	—	—	1,022
Long-term investments:
U.S. Agency securities	—	3,700	—	3,700
U.S. Treasury	—	1,012	—	1,012
Corporate bonds	—	2,777	—	2,777
Certificates of deposit	745	—	—	745
Total	$2,169	$24,909	$—	$27,078

	As of December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$12,796	$—	$—	$12,796
Short-term investments:
U.S. Agency securities	—	6,772	—	6,772
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	8,870	—	8,870
Commercial paper	—	999	—	999
Certificates of deposit	1,198	—	—	1,198
Long-term investments:
U.S. Agency securities	—	6,956	—	6,956
U.S. Treasury	—	1,014	—	1,014
Corporate bonds	—	2,795	—	2,795
Certificates of deposit	677	—	—	677
Total	$14,671	$28,407	$—	$43,078

During the three months ended March 31, 2014 and 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of March 31, 2014, and December 31, 2013.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of March 31, 2014, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$8,741	$6	$—	$8,747
U.S. Treasury	1,500	1	—	1,501
Corporate bonds	6,171	2	(1)	6,172
Commercial paper	1,000	—	—	1,000
Certificates of deposit	1,022	—	—	1,022
Total	$18,434	$9	$(1)	$18,442

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$3,700	$1	$(1)	$3,700
U.S. Treasury	1,010	2	—	1,012
Corporate bonds	2,775	3	(1)	2,777
Certificates of deposit	745	—	—	745
Total	$8,230	$6	$(2)	$8,234

The Company's short-term and long-term investments as of December 31, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,771	$2	$(1)	$6,772
U.S. Treasury	1,000	1	—	1,001
Corporate bonds	8,867	3	—	8,870
Commercial paper	999	—	—	999
Certificates of deposit	1,198	—	—	1,198
Total	$18,835	$6	$(1)	$18,840

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,957	$2	$(3)	$6,956
U.S. Treasury	1,013	1	—	1,014
Corporate bonds	2,790	5	—	2,795
Certificates of deposit	677	—	—	677
Total	$11,437	$8	$(3)	$11,442

For each of the three months ended March 31, 2014 and 2013, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2014, are as follows (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$18,434	$18,442
Due in one year to five years	8,230	8,234
	$26,664	$26,676

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

The components of inventory consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$8,575	$4,520
Finished goods	6,656	3,886
Total inventory	$15,231	$8,406

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	March 31, 2014	December 31, 2013
Lab equipment, tooling and molds	$2,330	$2,071
Computer software	1,654	1,562
Computer equipment	809	801
Leasehold improvements	942	743
Furniture and fixtures	360	334
Vehicles	35	35
Total property and equipment	6,130	5,546
Less: Accumulated depreciation and amortization	(3,875)	(3,594)
Construction in progress	85	206
Property and equipment, net	$2,340	$2,158

Depreciation expense was $0.3 million for both the three months ended March 31, 2014 and 2013.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and employee related expenses	$5,103	$7,863
Accrued marketing expenses	4,089	3,739
Accrued royalty	2,122	2,458
Sales and other taxes payable	1,435	1,787
Accrued warranty	660	676
Accrued legal expenses	783	284
Other accrued liabilities	2,935	1,557
Total accrued liabilities	$17,127	$18,364

Product Warranty

The Company provides a standard limited warranty on its products of generally one year for both control units and applicators for its direct customers. For indirect customers in international markets, the Company provides a standard limited warranty on its products of generally three years for control units and one year for applicators.

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance at the beginning of the period	$676	$902
Accruals for warranties issued	39	134
Settlements of warranty claims	(55)	(294)
Balance at the end of the period	$660	$742

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

Intangible asset, net comprised the following (in thousands):

	March 31, 2014	December 31, 2013
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(1,744)	(1,569)
Intangible asset, net	$6,306	$6,481

Amortization expense of the intangible asset was $0.2 million for both the three months ended March 31, 2014 and 2013.

The total estimated annual future amortization expense of this intangible asset as of March 31, 2014, is as follows (in thousands):

Fiscal Year
2014 (remaining 9 months)	$525
2015	701
2016	701
2017	701
2018	701
Thereafter	2,977
Total	$6,306

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement was $1.0 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013. The accounts receivable balance under this distribution agreement was $0.4 million and $0.2 million as of March 31, 2014, and December 31, 2013, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company occupies a facility in Pleasanton, California, a manufacturing facility in Dublin, California, and a warehouse space in Livermore, California, all of which are under leases that extend through December 2014. The Company is currently in the process of renegotiating lease terms for these facilities. The Company also occupies office and warehouse space in Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in Taipei, Taiwan, under a lease which extends through August 2014, and Seoul, South Korea under a lease which extends through October 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million for the three months ended March 31, 2014, compared to $0.3 million for the three months ended March 31, 2013.

Future minimum lease payments under the non-cancellable operating leases as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining 9 months)	$935
2015	31
2016	62
2017	62
2018	62
Total future minimum lease payments	$1,152

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $6.6 million and $6.0 million at March 31, 2014, and December 31, 2013, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $38,000, including estimated interest and penalties, as of March 31, 2014, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Severance and Separation Agreements

Effective December 3, 2013, the Company's Chief Scientific Officer and Senior Vice President of Clinical entered into a separation agreement with the Company. As a result of this separation agreement, the Company incurred $0.3 million in termination benefits and $0.7 million in costs related to the modification of the employee's stock-based compensation, which were recorded during the year ended December 31, 2013. The amount outstanding related to this separation agreement was $0.2 million as of March 31, 2014.

No similar costs were incurred during the three months ended March 31, 2013.

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2013	1,086,737	3,598,385	$5.36
Additional shares reserved	1,851,794	—	—
Options granted	(75,000)	75,000	20.68
Restricted stock units granted	(193,800)	—	—
Options exercised	—	(138,109)	20.33
Options canceled	936	(936)	7.59
Restricted stock units canceled	50,850	—	—
Restricted stock units withheld for tax	134,836	—	—
Balance, March 31, 2014	2,856,353	3,534,340	$5.72

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	1,906,696	$5.60
Restricted stock units granted	193,800	20.63
Restricted stock units released	(319,582)	4.62
Restricted stock units canceled	(50,850)	5.98
Balance, March 31, 2014	1,730,064	$7.45

During the three months ended March 31, 2014, 319,582 shares subject to previously granted restricted stock units vested. A majority of these vested restricted stock units were net share settled. During the three months ended March 31, 2014, the Company withheld 134,836 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three months ended March 31, 2013, 27,161 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three months ended March 31, 2013, the Company withheld 1,970 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were $2.5 million for the three months ended March 31, 2014. Total payments for employee's tax obligations to the relevant taxing authority were not material for the three months ended March 31, 2013. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation expense related to all of the Company's stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$93	$46
Research and development	206	198
Sales and marketing	936	173
General and administrative	870	702
Total stock-based compensation	$2,105	$1,119

As of March 31, 2014, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $15.0 million, which is expected to be recognized using the straight-line attribution method over 2.5 years.

Performance-Based Awards

Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $0.5 million for the three months ended March 31, 2014, compared to $0.2 million for the three months ended March 31, 2013.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected term (in years)	4.4	4.8
Expected volatility	43%	52%
Risk-free interest rate	1.11%	0.91%
Expected dividend yield	—%	—%

During the three months ended March 31, 2014, the Company granted 70,000 stock options to employees with a weighted-average grant date fair value of $7.69 per share. During the three months ended March 31, 2013, the Company granted 90,000 stock options to employees with a weighted-average grant date fair value of $1.78 per share.

During the three months ended March 31, 2014, the Company granted 183,800 restricted stock units to employees with a weighted-average grant date fair value of $20.80 per share. During the three months ended March 31, 2013, the Company granted 754,050 restricted stock units to employees with a weighted-average grant date fair value of $4.00 per share.

As of March 31, 2014, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.1 million, which will be recognized using the straight-line attribution method over 0.2 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the year ended December 31, 2013, the Company granted stock-based awards to a non-employee which vest over 2 years. Additionally, during the three months ended March 31, 2014, the Company granted additional stock-based awards to a non-employee which will vest over 2 years. Stock-based compensation expense related to non-employee grants was $0.1 million for the three months ended March 31, 2014.

Stock-based compensation expense for non-employees was insignificant for the three months ended March 31, 2013.

8. Net Loss per Share of Common Stock

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including stock options, restricted stock units and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding were anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss are the same for each period presented.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2014	2013
Historical net loss per share:
Numerator
Net loss (in thousands)	$(7,337)	$(7,482)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share - basic and diluted	37,215,697	35,890,084
Basic and diluted net loss per share	$(0.20)	$(0.21)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Options to purchase common stock	3,534,340	3,115,963
Restricted stock units	1,730,064	1,056,600
Common stock issuable pursuant to the ESPP	—	11,736
Total	5,264,404	4,184,299

9. Income Taxes

The Company recorded an income tax provision of $0.1 million for the three months ended March 31, 2014, compared to an income tax provision of $7,000 for the three months ended March 31, 2013. The income tax provision for the three months ended March 31, 2014 and 2013, reflects income tax expense in certain non-U.S. and certain state jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

At March 31, 2014, the Company had $3.0 million of unrecognized tax benefits, of which $38,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

The utilization of the net operating loss ("NOL") carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of NOL carryforwards is imposed and, therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382. The Company assessed the application of Section 382 during the first quarter of 2014 and concluded that an ownership change had occurred. The annual limitations under Section 382 are not expected to adversely impact the Company's ability to utilize its net operating losses prior to their expiration.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of March 31, 2014, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
North America	$22,787	$16,617
International	8,188	3,365
Total	$30,975	$19,982

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $20.9 million for the three months ended March 31, 2014, compared to $16.0 million for the three months ended March 31, 2013.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended
	March 31,
	2014	2013
System revenue	$14,461	$11,072
Consumable revenue	16,514	8,910
Total	$30,975	$19,982

Substantially all of the Company’s long-lived assets are located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Quarterly Report on Form 10-Q.

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolSmooth applicator in April 2014, we now offer five CoolSculpting applicators for use with our CoolSculpting system.
We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. Most recently, in April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to areas on the body other than the flanks, abdomen and thighs. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen and thighs.
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 26% of our total revenue for the three months ended March 31, 2014, compared to 17% of our total revenue for the three months ended March 31, 2013.

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

Revenue

We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $31.0 million for the three months ended March 31, 2014, compared to $20.0 million for the three months ended March 31, 2013.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Some practices may purchase more than one CoolSculpting system, as well as purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 47% of our total revenue for the three months ended March 31, 2014, compared to 55% of our total revenue for the three months ended March 31, 2013. Our worldwide installed base grew by 48% from 1,595 units as of March 31, 2013, to 2,354 units as of March 31, 2014.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels and CoolLiners and a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 53% of our total revenue for the three months ended March 31, 2014, compared to 45% of our total revenue for the three months ended March 31, 2013. We shipped 126,059 CoolSculpting revenue cycles to our customers during the three months ended March 31, 2014, compared to 67,928 CoolSculpting revenue cycles during the three months ended March 31, 2013.

Our business plan focuses on expanding our installed base of systems at customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our targeted marketing programs. We anticipate that as we implement our business plan our consumable revenue will increase as a percentage of our total revenue.

Seasonality. Seasonal fluctuations in the number of patients seeking treatment and the availability of our customers are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in Europe. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our critical accounting policies have not materially changed during the three months ended March 31, 2014. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statement requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the fair value of revenue elements, (2) accruals for customer programs, including cooperative marketing arrangements and customer incentive programs, (3) investments, including the fair value of such investments, (4) warranty accruals, (5) valuation and recognition of stock-based compensation, and (6) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
System revenue	$14,461	$11,072	$3,389	31%
Consumable revenue	16,514	8,910	7,604	85%
Total revenue	$30,975	$19,982	$10,993	55%

Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems.

System revenue. We experienced incremental growth in system revenue for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of increased system sales in both North America and our International markets due to the reasons stated above while maintaining a consistent average selling price across all regions. Overall, we placed 179 systems in the first quarter of 2014 as compared to 112 systems in the first quarter of 2013. The incremental quarter over quarter revenue resulting from system placements was offset in part by increased sales to existing customers in the first quarter of 2013 of our CoolFit and CoolCurve+ applicators, which were launched in mid-2012 and the first quarter of 2013, respectively, as our customers looked to optimize their existing system to fit different body shapes and sizes.  The revenue impact of these incremental applicator purchases by our existing customers in the first quarter of 2014 was less significant than in the prior year as these products are now included in the standard system bundle.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs. The average selling price for the consumable procedures packs, which do not tend to fluctuate significantly, remained consistent across both periods. Additionally, during the first quarter of 2014 we discontinued our practice of providing rebates to our customers associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases. These rebates reduced consumable revenue in periods prior to this program change.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Cost of revenue	$9,016	$7,348	$1,668	23%
% of total revenue	29%	37%
Gross profit	$21,959	$12,634	$9,325	74%
Gross profit %	71%	63%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2014, as compared to the same period in 2013, was attributable to consumable procedure packs, which carry a higher margin than our systems, increased in the first quarter of 2014 compared to the first quarter of 2013 on both an overall basis and as a percentage of overall sales. Additionally, the increase in gross profit as a percentage of revenue is attributable to our continued high rate of new system placements combined with our continued focus on cost reduction across our product portfolio and the completion of the in-sourced manufacturing structure during the second quarter of 2013. Specifically, higher production from higher sales led to better utilization on a relatively fixed base of overhead costs.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Operating expenses
Research and development	$4,270	$3,749	$521	14%
% of total revenue	14%	19%
Sales and marketing	$20,187	$12,542	$7,645	61%
% of total revenue	65%	63%
General and administrative	$4,713	$3,808	$905	24%
% of total revenue	15%	19%
Total operating expenses	$29,170	$20,099	$9,071	45%

Research and development. Research and development expenses increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a $0.3 million increase in payroll related costs attributed to higher headcount and an increase in performance-based compensation, as well as a $0.1 million increase in consulting, development, materials and clinical costs, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications.

Sales and marketing. Sales and marketing expenses increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to the significant increase in headcount attributable to our sales force, which increased by nearly half, as we continue to expand into new and existing markets. This growth resulted in a $2.3 million increase in payroll related costs resulting from higher headcount and an increase in performance-based compensation resulting from revenue growth, increased stock-based compensation expense of $0.8 million attributed to new grants to existing and new employees, and $0.8 million of travel and related expenses associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced increased costs of $3.0 million associated with advertising, public relations and collateral production expenses incurred in conjunction with our sales and marketing initiatives. These costs were related to brand development as well as our cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand.

General and administrative. General and administrative expenses increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a $0.6 million increase in payroll related costs resulting from higher headcount in certain functions to support growth in our business, as well as a $0.3 million increase in professional service fees associated with the growth of our business as well as our expansion into international markets.

Interest Income and Other Expense, Net (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Interest income, net	$19	$24	$(5)	(21)%
% of total revenue	—%	—%
Other expense, net	$(66)	$(34)	$(32)	94%
% of total revenue	—%	—%

Interest income, net. For both the three months ended March 31, 2014 and 2013, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in our cash, cash equivalents and investments.

Other expense, net. The increase in other expense in three months ended March 31, 2014, compared to the same period in 2013, was primarily a result of an unfavorable change in foreign exchange rates.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$14,546	$25,798
Short-term investments	18,442	18,840
Long-term investments	8,234	11,442
Total	$41,222	$56,080

Working capital	$38,359	$42,430

Summary Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash used in operating activities	$(12,343)	$(7,009)
Net cash provided by investing activities	2,982	918
Net cash (used in) provided by financing activities	(1,906)	61
Effect of exchange rate on cash and cash equivalents	15	—
Net decrease in cash and cash equivalents	$(11,252)	$(6,030)

Cash Flows for the Three Months Ended March 31, 2014 and 2013

Operating activities. Net cash used in operating activities was $12.3 million during the three months ended March 31, 2014, and consisted of a net loss of $7.3 million and a net change in operating assets and liabilities of $7.8 million, offset by non-cash items of $2.8 million. Non-cash items for the three months ended March 31, 2014, consisted primarily of a stock-based compensation expense of $2.1 million and depreciation and amortization expense of $0.5 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $6.3 million and an increase in accounts receivable of $2.1 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as due to an increase in purchases of materials in advance of the introduction of our recently announced CoolSmooth applicator, which we have begun shipping to customers in the second quarter of 2014. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers.

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

Investing activities. Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2014, as compared to net cash provided by investing activities of $0.9 million during the same period in 2013. During the three months ended March 31, 2014, we received proceeds from the sale and maturity, net of purchases, of $3.5 million of short-term and long-term investments. During the three months ended March 31, 2013, we received proceeds from the sale and maturity, net of purchases, of $0.9 million of short-term and long-term investments. Purchases of property and equipment amounted to $0.6 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2014, of $1.9 million consisted of tax payments related to shares withheld for vested restricted stock units of $2.5 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $0.6 million. Net cash provided by financing activities during the three months ended March 31, 2013, of $0.1 million consisted of proceeds received from the issuance of common stock upon the exercise of stock options, offset in part by tax payments related to shares withheld for vested restricted stock units.

Our cash, cash equivalents and investments declined by $14.9 million during the three months ended March 31, 2014. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $7.7 million and $7.5 million at March 31, 2014, and December 31, 2013, respectively.

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

Lease Commitments

We lease facilities with lease terms that expire at various dates primarily through December 31, 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million for the three months ended March 31, 2014, compared to $0.3 million for the three months ended March 31, 2013.

Future minimum lease payments under the non-cancellable operating leases as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining 9 months)	$935
2015	31
2016	62
2017	62
2018	62
Total future minimum lease payments	$1,152

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $6.6 million and $6.0 million at March 31, 2014, and December 31, 2013, respectively.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $38,000, including estimated interest and penalties, as of March 31, 2014, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance at the beginning of the period	$676	$902
Accruals for warranties issued	39	134
Settlements of warranty claims	(55)	(294)
Balance at the end of the period	$660	$742

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which requires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns a significant equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement was $1.0 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013. The accounts receivable balance under this distribution agreement was $0.4 million and $0.2 million as of March 31, 2014, and December 31, 2013, respectively.

Off-balance Sheet Arrangements

As of March 31, 2014, and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to market risk has not changed materially since December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014, have not changed significantly, other than as are marked with an asterisk (*), and are set forth below.

Risks Related to Our Business

We have limited operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $19.3 million in 2013 and $30.1 million in 2012. Our net loss for the three months ended March 31, 2014, was $7.3 million, and as of March 31, 2014, we had an accumulated deficit of approximately $140.4 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenue we generate from sales of our CoolSculpting system and CoolSculpting consumables will account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks, abdomen and thighs in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and from fees associated with each CoolSculpting cycle, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.

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

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks, abdomen and thighs, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles”, for the abdomen area and for the thigh area. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for a substantial majority of our revenue for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

Customers must make significant capital expenditures to purchase our CoolSculpting systems, which makes it difficult to increase our customer base, and if we are not able to convince customers to make this capital expenditure, our ability to grow our business will be harmed.

Customers must make significant capital expenditures to purchase our CoolSculpting systems, and our ability to increase the number of customers willing to make these significant capital expenditures and make CoolSculpting a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our CoolSculpting system and the revenue that a customer can derive from performing CoolSculpting cycle are compelling when compared to the cost and revenue associated with alternative aesthetic treatments our customer may offer. In addition, alternative treatments may be invasive, minimally-invasive, or non-invasive and we must, in some cases, overcome a bias against non-invasive aesthetic procedures for fat reduction, principally from plastic surgeons. Further, we believe our marketing programs, including our co-operative marketing strategy with individual practices, will be critical in driving additional CoolSculpting procedures, but these programs require customers commitment and involvement to succeed. If we are unable to increase customer adoption and use of CoolSculpting, our financial performance will be adversely affected.

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

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors, including newly announced products and technologies, whether or not effective. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of an ultrasound energy-based product for body contouring offered by Solta Medical, Inc. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. We believe that the marketing of this product extended the sales cycle for CoolSculpting beginning in 2013 and may continue to have an impact on our sales in the future. The timing of, and publicity around, the introduction of such products or other technologies is outside our control, and may have an adverse impact on our sales and the rate at which practices purchase Coolsculpting systems and/or cycles in the form of consumable procedure packs.

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

*Third parties may attempt to produce counterfeit versions of our products and may harm our ability to collect revenue from sales of our CoolSculpting systems or consumables, negatively affect our reputation, or harm patients and subject us to product liability.

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

In addition, if counterfeit products are used with or in place of our own, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation. Furthermore, our competitors may design and manufacture systems that we believe infringe our proprietary rights, which would compete against our CoolSculpting systems and impair our ability to sell our CoolSculpting systems in jurisdictions in which our proprietary rights are not upheld.

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in the January 2013 ruling, denied the request for a permanent injunction. The Mercantile Court's ruling affects only Clinipro's activities in Spain and we have appealed the ruling. Further, although we and MGH did prevail against Clinipro in a patent infringement case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinpro and its distributors from selling LipoCryo in France, Clinipro has appealed that ruling, and there is no assurance that Clinipro will not prevail.

Additionally, counterfeit products may be used with or in place of our own. Such products may be promoted in a way that misleads consumers into believing they are affiliated with us and we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.

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

We have increased our headcount from 208 at January 1, 2013, to 331 at March 31, 2014, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We are investing in the research and development of new products and procedures based on our proprietary controlled cooling technology platform. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting system that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new application for 510(k) clearance, premarketing approval or foreign regulatory approvals. For example, we will be required to submit new 510(k) applications to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks, abdomen and thighs.

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

The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not cleared or approved by the FDA as reflected in the product's labeling. Our current FDA labeling only permits marketing CoolSculpting in the United States for use on the flanks, for the abdomen and for the thigh area, and restricts us from promoting it for use on other parts of the body. The FDA does not regulate the practice of medicine however, and, we are aware that CoolSculpting is used by our customers on other parts of the body. If we are found to have inappropriately promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of March 31, 2014, our patent portfolio comprised 94 issued patents and 108 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to April 24, 2014, our stock has had low and high sales prices per share in the range from $3.20 to $24.79 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 25% of our outstanding common stock as of April 24, 2014. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	April 29, 2014	By:	/s/ Patrick F. Williams
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

10.1	Amended and Restated Offer Letter, dated February 25, 2014, between Keith Sullivan and ZELTIQ Aesthetics, Inc.
10.2	Amended and Restated Offer Letter, dated February 25, 2014, between Sergio Garcia and ZELTIQ Aesthetics, Inc.
10.3	Amended and Restated Offer Letter, dated February 25, 2014, between Carl Lamm and ZELTIQ Aesthetics, Inc.
10.4	Amended and Restated Offer Letter, dated February 25, 2014, between Len DeBenedictis and ZELTIQ Aesthetics, Inc.
10.5	Amended and Restated Offer Letter, dated February 25, 2014, between Patrick Williams and ZELTIQ Aesthetics, Inc.
10.6	Amended and Restated Offer Letter, dated February 25, 2014, between Mark Foley and ZELTIQ Aesthetics, Inc.
10.7	2014 Compensation Arrangements with Executive Officers
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document