Form 10-Q
period 2014-06-30
Zeltiq Aesthetics Inc
filed 2014-07-29
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of July 24, 2014, there were 37,525,554 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,262	$25,798
Short-term investments	18,565	18,840
Accounts receivable, net	13,908	10,221
Inventory	18,555	8,406
Prepaid expenses and other current assets	2,256	4,368
Total current assets	73,546	67,633
Long-term investments	4,467	11,442
Restricted cash	334	331
Property and equipment, net	2,289	2,158
Intangible asset, net	6,130	6,481
Other assets	71	9
Total assets	$86,837	$88,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,302	$5,165
Accrued liabilities	18,519	18,364
Deferred revenue	3,792	1,674
Total current liabilities	25,613	25,203
Other non-current liabilities	175	275
Total liabilities	$25,788	$25,478
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at June 30, 2014, and December 31, 2013	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at June 30, 2014, and December 31, 2013; 37,518,121 and 37,038,374 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	42	41
Additional paid-in capital	198,372	195,507
Accumulated other comprehensive income	262	87
Accumulated deficit	(137,627)	(133,059)
Total stockholders’ equity	61,049	62,576
Total liabilities and stockholders’ equity	$86,837	$88,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$47,061	$26,338	$78,036	$46,320
Cost of revenue	13,660	7,878	22,676	15,226
Gross profit	33,401	18,460	55,360	31,094
Operating expenses:
Research and development	4,350	3,898	8,620	7,647
Sales and marketing	21,052	14,625	41,239	27,167
General and administrative	5,234	3,626	9,947	7,434
Total operating expenses	30,636	22,149	59,806	42,248
Income (loss) from operations	2,765	(3,689)	(4,446)	(11,154)
Interest income, net	14	19	33	43
Other (expense) income, net	(83)	106	(149)	72
Income (loss) before provision for income taxes	2,696	(3,564)	(4,562)	(11,039)
(Benefit from) provision for income taxes	(73)	43	6	50
Net income (loss)	$2,769	$(3,607)	(4,568)	(11,089)
Basic net income (loss) per share:
Net income (loss) per share, basic	$0.07	$(0.10)	$(0.12)	$(0.31)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	37,440,537	36,045,346	37,328,738	35,968,144
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$0.07	$(0.10)	$(0.12)	$(0.31)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,597,275	36,045,346	37,328,738	35,968,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$2,769	$(3,607)	$(4,568)	$(11,089)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	149	—	179	—
Changes in unrealized losses on available-for-sale securities	(6)	(8)	(4)	(16)
Other comprehensive income (loss), net of tax	143	(8)	175	(16)
Comprehensive income (loss)	$2,912	$(3,615)	$(4,393)	$(11,105)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,568)	(11,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	932	850
Stock-based compensation	4,511	2,599
Deferred income tax provision (benefit)	38	(20)
Amortization (accretion) of investment premium (discount), net	126	177
Provision for doubtful accounts receivable	145	(3)
Provision for excess and obsolete inventory	325	162
Loss on disposal and write-off of property and equipment	17	2
Changes in operating assets and liabilities:
Accounts receivable	(3,781)	(406)
Inventory	(9,781)	1,093
Prepaid expenses and other assets	2,022	150
Deferred revenue, net of deferred costs	2,099	(268)
Accounts payable, accrued and other non-current liabilities	(2,416)	517
Net cash used in operating activities	(10,331)	(6,236)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(4,513)	(19,093)
Proceeds from sale of investments	1,000	10,550
Proceeds from maturity of investments	10,634	13,586
Purchase of property and equipment	(770)	(306)
Change in restricted cash	(1)	145
Net cash provided by investing activities	6,350	4,882
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,587	602
Tax payments related to shares withheld for vested restricted stock units	(3,247)	(62)
Tax effect of employee stock plans	15	—
Net cash (used in) provided by financing activities	(1,645)	540
Effect of exchange rate on cash and cash equivalents	90	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,536)	(814)
CASH AND CASH EQUIVALENTS—Beginning of period	25,798	22,876
CASH AND CASH EQUIVALENTS—End of period	$20,262	$22,062
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, comprehensive loss for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The interim results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated statements of operations.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2014, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-10, Revenue from Contracts with Customers. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. The Company will adopt this guidance effective January 1, 2017, and is currently assessing the impact it may have on the Company's consolidated financial statements.

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
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at June 30, 2014.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$4,092	$—	$—	$4,092
Short-term investments:
U.S. Agency securities	—	9,217	—	9,217
U.S. Treasury	—	2,010	—	2,010
Corporate bonds	—	5,020	—	5,020
Commercial paper	—	1,000	—	1,000
Certificates of deposit	1,318	—	—	1,318
Long-term investments:
U.S. Agency securities	—	500	—	500
U.S. Treasury	—	501	—	501
Corporate bonds	—	3,020	—	3,020
Certificates of deposit	446	—	—	446
Total	$5,856	$21,268	$—	$27,124

	As of December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$12,796	$—	$—	$12,796
Short-term investments:
U.S. Agency securities	—	6,772	—	6,772
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	8,870	—	8,870
Commercial paper	—	999	—	999
Certificates of deposit	1,198	—	—	1,198
Long-term investments:
U.S. Agency securities	—	6,956	—	6,956
U.S. Treasury	—	1,014	—	1,014
Corporate bonds	—	2,795	—	2,795
Certificates of deposit	677	—	—	677
Total	$14,671	$28,407	$—	$43,078

During the three and six months ended June 30, 2014 and 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of June 30, 2014, and December 31, 2013.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of June 30, 2014, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$9,213	$4	$—	$9,217
U.S. Treasury	2,008	2	—	2,010
Corporate bonds	5,019	2	(1)	5,020
Commercial paper	1,000	—	—	1,000
Certificates of deposit	1,318	—	—	1,318
Total	$18,558	$8	$(1)	$18,565

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$499	$1	$—	$500
U.S. Treasury	500	1	—	501
Corporate bonds	3,023	2	(5)	3,020
Certificates of deposit	446	—	—	446
Total	$4,468	$4	$(5)	$4,467

The Company's short-term and long-term investments as of December 31, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,771	$2	$(1)	$6,772
U.S. Treasury	1,000	1	—	1,001
Corporate bonds	8,867	3	—	8,870
Commercial paper	999	—	—	999
Certificates of deposit	1,198	—	—	1,198
Total	$18,835	$6	$(1)	$18,840

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,957	$2	$(3)	$6,956
U.S. Treasury	1,013	1	—	1,014
Corporate bonds	2,790	5	—	2,795
Certificates of deposit	677	—	—	677
Total	$11,437	$8	$(3)	$11,442

For each of the three and six months ended June 30, 2014 and 2013, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2014, are as follows (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$18,558	$18,565
Due in one year to five years	4,468	4,467
	$23,026	$23,032

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

The components of inventory consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$11,688	$4,520
Finished goods	6,867	3,886
Total inventory	$18,555	$8,406

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	June 30, 2014	December 31, 2013
Lab equipment, tooling and molds	$2,356	$2,071
Computer software	1,754	1,562
Computer equipment	827	801
Leasehold improvements	980	743
Furniture and fixtures	402	334
Vehicles	35	35
Total property and equipment	6,354	5,546
Less: Accumulated depreciation and amortization	(4,178)	(3,594)
Construction in progress	113	206
Property and equipment, net	$2,289	$2,158

Depreciation expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and employee related expenses	$7,530	$7,863
Accrued marketing expenses	2,039	3,739
Accrued royalty	3,312	2,458
Sales and other taxes payable	1,584	1,787
Accrued warranty	741	676
Accrued legal expenses	645	284
Other accrued liabilities	2,668	1,557
Total accrued liabilities	$18,519	$18,364

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$660	$742	$676	$902
Accruals for warranties issued	159	55	198	97
Settlements of warranty claims	(78)	(71)	(133)	(273)
Balance at the end of the period	$741	$726	$741	$726

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

Intangible asset, net comprised the following (in thousands):

	June 30, 2014	December 31, 2013
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(1,920)	(1,569)
Intangible asset, net	$6,130	$6,481

Amortization expense of the intangible asset was $0.2 million and $0.4 million for both the three and six months ended June 30, 2014 and 2013, respectively.

The total estimated annual future amortization expense of this intangible asset as of June 30, 2014, is as follows (in thousands):

Fiscal Year
2014 (remaining 6 months)	$349
2015	701
2016	701
2017	701
2018	701
Thereafter	2,977
Total	$6,130

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement was $0.1 million and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively. The accounts receivable balance under this distribution agreement was $0.3 million and $0.2 million as of June 30, 2014, and December 31, 2013, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company recently renewed and extended its leases in California. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through December 2015, and a warehouse space in Livermore, California, under a lease which extends through December 2015. The Company also occupies office and warehouse space in Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in Taipei, Taiwan, under a lease which extends through August 2014, and Seoul, South Korea, under a lease which extends through October 2014. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

Future minimum lease payments under the non-cancellable operating leases as of June 30, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining 6 months)	$670
2015	1,696
2016	1,467
2017	1,512
2018	1,551
Thereafter	383
Total future minimum lease payments	$7,279

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $3.2 million and $6.0 million at June 30, 2014, and December 31, 2013, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $11,000, including estimated interest and penalties, as of June 30, 2014, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Severance and Separation Agreements

Effective December 3, 2013, the Company's Chief Scientific Officer and Senior Vice President of Clinical entered into a separation agreement with the Company. As a result of this separation agreement, the Company incurred $0.3 million in termination benefits and $0.7 million in costs related to the modification of the employee's stock-based compensation, which were recorded during the year ended December 31, 2013. The amount outstanding related to this separation agreement was $0.1 million as of June 30, 2014.

No similar costs were incurred during the three and six months ended June 30, 2014 and 2013.

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2013	1,086,737	3,598,385	$5.36
Additional shares reserved	1,851,794	—	—
Options granted	(255,000)	255,000	18.42
Restricted stock units granted	(379,175)	—	—
Options exercised	—	(176,239)	4.67
Options canceled	13,543	(13,543)	4.80
Restricted stock units canceled	90,212	—	—
Restricted stock units withheld for tax	176,854	—	—
Balance, June 30, 2014	2,584,965	3,663,603	$6.31

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	1,906,696	$5.60
Restricted stock units granted	379,175	18.26
Restricted stock units released	(429,158)	5.27
Restricted stock units canceled	(90,212)	5.76
Balance, June 30, 2014	1,766,501	$8.39

During the three and six months ended June 30, 2014, 109,576 and 429,158 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and six months ended June 30, 2014, the Company withheld 42,018 and 176,854 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three and six months ended June 30, 2013, 40,838 and 67,999 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and six months ended June 30, 2013, the Company withheld 13,735 and 15,705 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were $0.7 million and $3.2 million for the three and six months ended June 30, 2014, respectively. Total payments for employee's tax obligations to the relevant taxing authority were $55,000 and $62,000 for the three and six months ended June 30, 2013, respectively. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation expense related to all of the Company's stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$117	$62	$210	$108
Research and development	263	225	469	423
Sales and marketing	998	486	1,934	659
General and administrative	1,028	707	1,898	1,409
Total stock-based compensation	$2,406	$1,480	$4,511	$2,599

As of June 30, 2014, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $16.5 million, which is expected to be recognized using the straight-line attribution method over 2.3 years.

Performance-Based Awards

Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected term (in years)	4.4	4.8	4.4	4.8
Expected volatility	43%	52%	43%	52%
Risk-free interest rate	1.30%	0.90%	1.21%	0.91%
Expected dividend yield	—%	—%	—%	—%

During the three and six months ended June 30, 2014, the Company granted 180,000 and 250,000 stock options, respectively, to employees with a weighted-average grant date fair value of $6.42 and $6.77 per share, respectively. During the three and six months ended June 30, 2013, the Company granted 285,000 and 375,000 stock options, respectively, to employees with a weighted-average grant date fair value of $2.33 and $2.20 per share, respectively.

During the three and six months ended June 30, 2014, the Company granted 185,375 and 369,175 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $15.79 and $18.28 per share, respectively. During the three and six months ended June 30, 2013, the Company granted 198,950 and 953,000 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $4.71 and $4.15 per share, respectively.

As of June 30, 2014, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.3 million, which will be recognized using the straight-line attribution method over 0.4 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the year ended December 31, 2013, the Company granted stock-based awards to a non-employee which vest over 2 years. Additionally, during the three months ended March 31, 2014, the Company granted additional stock-based awards to a non-employee which will vest over 2 years. Stock-based compensation expense related to non-employee grants was $21,000 and $0.1 million for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense for non-employees was $0.1 million for both the three and six months ended June 30, 2013.

8. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including stock options, restricted stock units and common stock issuable pursuant to the ESPP.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator
Net income (loss) (in thousands)	$2,769	$(3,607)	$(4,568)	$(11,089)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	37,440,537	36,045,346	37,328,738	35,968,144
Dilutive effect of incremental shares and share equivalents	3,156,738	—	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,597,275	36,045,346	37,328,738	35,968,144
Net income (loss) per share:
Net income (loss) per share, basic	$0.07	$(0.10)	$(0.12)	$(0.31)
Net income (loss) per share, diluted	$0.07	$(0.10)	$(0.12)	$(0.31)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options to purchase common stock	188,297	3,204,054	3,663,603	3,160,424
Restricted stock units	141,871	149,441	1,766,501	189,380
Common stock issuable pursuant to the ESPP	—	—	2,633	—
Total	330,168	3,353,495	5,432,737	3,349,804

9. Income Taxes

The Company recorded a (benefit from) provision for income taxes of $(0.1) million and $6,000 for the three and six months ended June 30, 2014, respectively, compared to an income tax provision of $43,000 and $0.1 million for the three and six months ended June 30, 2013, respectively. The (benefit from) provision for income taxes for the three and six months ended June 30, 2014 and 2013, reflects the mixture and distribution of pre-tax income in the Company's operating jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

At June 30, 2014, the Company had $1.2 million of unrecognized tax benefits, of which $8,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. During the quarter, the Company revised its estimate of previously unrecognized tax benefits by $1.7 million for credits more likely than not to be realized as a result of the completion of an analysis of the deferred tax assets related to research and development credits. Such deferred tax assets continue to have a full valuation allowance, therefore such release did not affect the Company’s consolidated balance sheet or statement of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

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

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal jurisdiction, California and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of June 30, 2014, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
North America	$37,077	$21,178	$59,864	$37,795
International	9,984	5,160	18,172	8,525
Total	$47,061	$26,338	$78,036	$46,320

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $34.9 million and $55.8 million for the three and six months ended June 30, 2014, respectively, compared to $19.9 million and $35.9 million for the three and six months ended June 30, 2013, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
System revenue	$25,383	$12,978	$39,844	$24,050
Consumable revenue	21,678	13,360	38,192	22,270
Total	$47,061	$26,338	$78,036	$46,320

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

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolSmooth applicator in April 2014, we now offer five CoolSculpting applicators for use with our CoolSculpting system.
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
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 21% and 23% of our total revenue for the three and six months ended June 30, 2014, respectively, compared to 20% and 18% of our total revenue for the three and six months ended June 30, 2013, respectively.

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

Revenue

We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $47.1 million and $78.0 million for the three and six months ended June 30, 2014, respectively, compared to $26.3 million and $46.3 million for the three and six months ended June 30, 2013, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 54% and 51% of our total revenue for the three and six months ended June 30, 2014, respectively, compared to 49% and 52% of our total revenue for the three and six months ended June 30, 2013, respectively. Our worldwide installed base grew by 48% from 1,731 units as of June 30, 2013, to 2,562 units as of June 30, 2014.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 46% and 49% of our total revenue for the three and six months ended June 30, 2014, respectively, compared to 51% and 48% of our total revenue for the three and six months ended June 30, 2013, respectively. We shipped 166,116 and 292,175 CoolSculpting revenue cycles to our customers during the three and six months ended June 30, 2014, respectively, compared to 101,657 and 169,585 CoolSculpting revenue cycles during the three and six months ended June 30, 2013, respectively.

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

Our critical accounting policies have not materially changed during the six months ended June 30, 2014. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statement requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

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

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
System revenue	$25,383	$12,978	$12,405	96%	$39,844	$24,050	$15,794	66%
Consumable revenue	21,678	13,360	8,318	62%	38,192	22,270	15,922	71%
Total revenue	$47,061	$26,338	$20,723	79%	$78,036	$46,320	$31,716	68%

Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems along with the release of our CoolSmooth applicator.

System revenue. We experienced incremental growth in system revenue for the three and six months ended June 30, 2014, as compared to the same periods in 2013, as a result of increased system sales in both North America and our International markets due to the reasons stated above. Overall, we placed 208 and 387 systems in the three and six months ended June 30, 2014, respectively, as compared to 136 and 248 systems in the three and six months ended June 30, 2013, respectively. Additionally, we experienced an increase in average selling price for new system bundles across all regions primarily as a result of the addition of a fifth applicator. We also experienced an increase in sales of add-on applicators to existing customers in the second quarter of 2014 primarily related to the launch of our CoolSmooth applicator in April 2014, such incremental add-on applicator revenue totaling $6.4 million in the six months ended June 30, 2014, whereas in the six months ended June 30, 2013 our incremental add-on revenue, related primarily to our CoolFit and CoolCurve+ applicators, totaled $3.6 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs in the three and six months ended June 30, 2014 as compared to the same period in 2013, as well as due the release of our CoolSmooth applicator which requires a different consumable procedure pack than our other applicators. Our consumable procedure packs carry two tiers of pricing, and the CoolSmooth consumable procedure pack is priced at the lower tier. With the introduction of the CoolSmooth applicator in April 2014, we saw a shift of sales to the lower tier pricing. Additionally, during the first quarter of 2014, we discontinued our practice of providing rebates to our customers associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases. These rebates reduced consumable revenue in periods prior to this program change.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenue	$13,660	$7,878	$5,782	73%	$22,676	$15,226	$7,450	49%
% of total revenue	29%	30%			29%	33%
Gross profit	$33,401	$18,460	$14,941	81%	$55,360	$31,094	$24,266	78%
Gross profit %	71%	70%			71%	67%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was mainly attributable to increased sales volume, as well as the fact that higher production driven by the increase in sales led to better utilization on a relatively fixed base of overhead costs. Additionally, the increase in gross profit as a percentage of revenue is attributable to our continued high rate of new system placements which continues to drive higher consumable sales as our installed base grows. These increases were offset in part by the high volume of sales of our CoolSmooth applicator, which currently carries a slightly lower standard margin than our other applicators and was launched with introductory pricing through the three months ended June 30, 2014. We continue to focus on cost reduction across our product portfolio, as well as experience the benefit of the completion of the in-sourced manufacturing structure during the second quarter of 2013.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating expenses
Research and development	$4,350	$3,898	$452	12%	$8,620	$7,647	$973	13%
% of total revenue	9%	15%			11%	17%
Sales and marketing	$21,052	$14,625	$6,427	44%	$41,239	$27,167	$14,072	52%
% of total revenue	45%	56%			53%	59%
General and administrative	$5,234	$3,626	$1,608	44%	$9,947	$7,434	$2,513	34%
% of total revenue	11%	14%			13%	16%
Total operating expenses	$30,636	$22,149	$8,487	38%	$59,806	$42,248	$17,558	42%

Research and development. Research and development expenses increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to an increase in payroll related costs of $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, attributed to higher headcount and an increase in performance-based compensation. We also experienced an increase in materials and clinical costs of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications.

Sales and marketing. Sales and marketing expenses increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the significant increase in headcount attributable to our sales force, which increased by nearly half, as we continue to expand into new and existing markets. This growth resulted in an increase in payroll related costs of $3.4 million and $5.7 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, resulting from higher headcount and an increase in performance-based compensation resulting from revenue growth. Stock-based compensation expense also increase by $0.5 million and $1.3 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, attributed to grants to existing and new employees. Travel and related expenses increased by $0.7 million and $1.5 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced an increase in advertising, public relations and collateral production expenses of $1.5 million and $3.7 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, associated with costs incurred in conjunction with our sales and marketing initiatives. These costs were primarily related to brand and collateral development associated with our recent re-branding initiative, which was launched in the second quarter of 2014. We also incur expenses related to cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to such programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. While the expense for these cooperative marketing arrangements included in our customer incentive programs increased by $0.2 million in the six months ended June 30, 2014 as compared to the same period in the prior year, the expense for such program decreased by $0.7 million due to a change in the program during the first quarter of 2014 whereby the amount of available reimbursement was reduced and fewer customers were able to qualify for partial reimbursement on qualifying advertising expenditures.

General and administrative. General and administrative expenses increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to an increase in payroll related costs of $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, resulting from higher headcount in certain functions to support growth in our business. Stock-based compensation expense also increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, attributed to grants to existing and new employees. Professional service fees increased by $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, associated with the growth of our business as well as our expansion into international markets. Additionally, we experienced a $0.6 million increase in legal expenses for both the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, mainly due to an increase in IP enforcement.

Interest Income and Other (Expense) Income, Net (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest income, net	$14	$19	$(5)	(26)%	$33	$43	$(10)	(23)%
% of total revenue	—%	—%			—%	—%
Other (expense) income, net	$(83)	$106	$(189)	(178)%	$(149)	$72	$(221)	(307)%
% of total revenue	—%	—%			—%	—%

Interest income, net. For both the three and six months ended June 30, 2014 and 2013, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in our investments.

Other (expense) income, net. The change in other (expense) income, net for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013 was the result of proceeds received related to a favorable patent defense ruling in the prior year with no similar occurrences in the current period. Additionally, in the three and six months ended June 30, 2014 we experienced an unfavorable change in foreign exchange rates, specifically the Great British Pound.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$20,262	$25,798
Short-term investments	18,565	18,840
Long-term investments	4,467	11,442
Total	$43,294	$56,080

Working capital	$47,933	$42,430

Summary Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash used in operating activities	$(10,331)	$(6,236)
Net cash provided by investing activities	6,350	4,882
Net cash (used in) provided by financing activities	(1,645)	540
Effect of exchange rate on cash and cash equivalents	90	—
Net decrease in cash and cash equivalents	$(5,536)	$(814)

Cash Flows for the Six Months Ended June 30, 2014 and 2013

Operating activities. Net cash used in operating activities was $10.3 million during the six months ended June 30, 2014, and consisted of a net loss of $4.6 million and a net change in operating assets and liabilities of $11.9 million, offset by non-cash items of $6.1 million. Non-cash items for the six months ended June 30, 2014, consisted primarily of a stock-based compensation expense of $4.5 million and depreciation and amortization expense of $0.9 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $9.8 million, an increase in accounts receivable of $3.8 million and a decrease in accounts payable, accrued and other non-current liabilities of $2.4 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as due to an increase in purchases of materials to support demand for our recently launched CoolSmooth applicator as well as compliance requirements for products being sold in the European Union. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The decrease in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, as well as a reduction in amounts reimbursable to customers for qualifying advertising expenditures under our customer incentive programs resulting primarily from a change in the program during 2014 which reduced the number of qualifying participants in the program, as well as the amounts available for reimbursement.

Net cash used in operating activities was $6.2 million during the six months ended June 30, 2013, and consisted of a net loss of $11.1 million and a net change in operating assets and liabilities of $1.1 million, offset by non-cash items of $3.8 million. Non-cash items for the six months ended June 30, 2013, consisted primarily of a stock-based compensation expense of $2.6 million and depreciation and amortization expense of $0.9 million. The significant items in the change in operating assets and liabilities include cash proceeds resulting from decreases in inventory of $1.1 million and an increase in accounts payable, accrued and other non-current liabilities of $0.5 million, offset in part by cash used resulting from an increase in accounts receivable of $0.4 million. The decrease in inventory was as result of our continued focus on the management of inventory levels. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, while the increase in accounts receivable is driven by the increase in revenue during the first six months of 2013 as well as continued growth in the number of customers extended credit terms, offset in part by strong cash collections throughout the period.

Investing activities. Net cash provided by investing activities was $6.4 million for the six months ended June 30, 2014, as compared to net cash provided by investing activities of $4.9 million during the same period in 2013. During the six months ended June 30, 2014, we received proceeds from the sale and maturity, net of purchases, of $7.1 million of short-term and long-term investments. During the six months ended June 30, 2013, we received proceeds from the sale and maturity, net of purchases, of $5.0 million of short-term and long-term investments. Purchases of property and equipment amounted to $0.8 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Financing activities. Net cash used in financing activities during the six months ended June 30, 2014, of $1.6 million consisted of tax payments related to shares withheld for vested restricted stock units of $3.2 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $1.6 million. Net cash provided by financing activities during the six months ended June 30, 2013, of $0.5 million consisted of proceeds received from the issuance of common stock upon the exercise of stock options, offset in part by tax payments related to shares withheld for vested restricted stock units.

Our cash, cash equivalents and investments declined by $12.8 million during the six months ended June 30, 2014. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $10.4 million and $7.5 million at June 30, 2014, and December 31, 2013, respectively.

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

Lease Commitments

We recently renewed and extended certain of our leases, and as a result our leases now have lease terms that expire at various dates through March 2019. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

Future minimum lease payments under the non-cancellable operating leases as of June 30, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining 6 months)	$670
2015	1,696
2016	1,467
2017	1,512
2018	1,551
Thereafter	383
Total future minimum lease payments	$7,279

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $3.2 million and $6.0 million at June 30, 2014, and December 31, 2013, respectively.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $11,000, including estimated interest and penalties, as of June 30, 2014, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$660	$742	$676	$902
Accruals for warranties issued	159	55	198	97
Settlements of warranty claims	(78)	(71)	(133)	(273)
Balance at the end of the period	$741	$726	$741	$726

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which requires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement was $0.1 million and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively. The accounts receivable balance under this distribution agreement was $0.3 million and $0.2 million as of June 30, 2014, and December 31, 2013, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-10, Revenue from Contracts with Customers. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. We will adopt this guidance effective January 1, 2017, and we are currently assessing the impact it may have on our consolidated financial statements.

Off-balance Sheet Arrangements

As of June 30, 2014, and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $19.3 million in 2013 and $30.1 million in 2012. Our net loss for the six months ended June 30, 2014, was $4.6 million, and as of June 30, 2014, we had an accumulated deficit of approximately $137.6 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

We rely on a direct sales force to sell CoolSculpting in the United States, Canada and certain markets in Europe. To meet our anticipated sales objectives, and we intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

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

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors, including newly announced products and technologies, whether or not effective. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of Liposonix, an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. In April 2014, the UltraShape system from Syneron Medical Ltd. received FDA clearance for non-invasive fat cell destruction using non-thermal, focused ultrasound. We believe that the marketing of these products has extended the sales cycle for CoolSculpting beginning in 2013 and may continue to have an impact on our sales in the future. The timing of, and publicity around, the introduction of such products or other technologies is outside our control, and may have an adverse impact on our sales and the rate at which practices purchase Coolsculpting systems and/or cycles in the form of consumable procedure packs.

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

Third parties may seek to develop, manufacture, distribute and sell systems that we believe infringe our proprietary rights, which would compete against our CoolSculpting systems and impair our ability to sell our CoolSculpting systems in jurisdictions in which our proprietary rights are not upheld. In addition, counterfeit products may be promoted in a way that misleads consumers into believing they are affiliated with us. If counterfeit products are used with or in place of our products, we could be subject to product liability lawsuits resulting from the use of damaged or defective goods and suffer damage to our reputation.

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in the January 2013 ruling, denied the request for a permanent injunction, and the Mercantile Court’s ruling has been upheld on appeal. The Mercantile Court's ruling affects only Clinipro's activities in Spain. Further, although we and MGH did prevail against Clinipro in a patent infringement case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinpro and its distributors from selling LipoCryo in France, Clinipro has appealed that ruling, and there is no assurance that Clinipro will not prevail.

In addition, in May 2014, the United States District Court Eastern District of Wisconsin granted a mandatory injunction in our favor against a clinic using and promoting “Freeze Sculpting” treatments with a counterfeit device. Other counterfeit users are present in the United States and although our enforcement strategy is aggressive, there is no assurance that we will be successful in our actions to enjoin them from using or promoting treatments with counterfeit devices.

We have limited experience in manufacturing our CoolSculpting system, and if we are unable to manufacture our CoolSculpting system in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

Our CoolSculpting system consists of a CoolSculpting control unit and our CoolSculpting applicators. Our CoolSculpting procedure packs are composed of consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. Prior to the second quarter of 2013, we manufactured our CoolSculpting system and related procedure packs through a combination of direct manufacturing and third-party contract manufacturers. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system. CoolGels and CoolLiners continue to be manufactured through third-party contract manufacturers. To manufacture our CoolSculpting system in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of these manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

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

Key components of our consumable procedure packs, including CoolGels, CoolLiners and securement accessories used with our CoolSmooth applicator, are manufactured by third-party contract manufacturers. If the operations of third-party contract manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations, regulatory problems or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Our CoolSculpting system contains two critical components, the integrated circuit contained in the CoolSculpting control unit, the CoolSculpting applicators and the CoolCard, which is supplied by a company in Japan, and the connector that attaches our applicators to the control unit, which is supplied by a separate company in the United States. The single source suppliers of these two critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we attempt to maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least three months' supply of connectors to support open purchase orders. Such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems or longer lead times with these suppliers as well as an increased demand for our products. In addition, several other non-critical components and materials that compose our CoolSculpting system are currently supplied by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers' capabilities could harm our ability to manufacture our CoolSculpting system until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

*Regulations related to conflict minerals could adversely impact our business.

Regulations promulgated by the United States Security and Exchange Commission, or SEC, prescribe annual disclosure and reporting requirements for public companies that use tin, tantalum, tungsten and gold, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries, referred to as Covered Countries, in their products. These disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals. We have determined that we use at least one of these conflict minerals in the manufacture of our CoolSculpting system, and so we are subject to these reporting requirements. We filed our first conflict minerals report on May 30, 2014, reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There are and will continue to be costs associated with complying with these disclosure requirements. Further, these disclosure requirements could adversely affect the sourcing, supply and pricing of materials used in our CoolSculpting system and related consumables. In addition, our inability to conclude that we use conflict free minerals may damage our reputation. If we determine it is necessary to redesign our CoolSculpting system and/or related consumables to enable us to confirm that we do not use conflict minerals, we would incur costs associated with doing so.

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

Under state law in the United States, our customers can generally allow nurse practitioners, technicians, and other non-physicians to perform CoolSculpting procedures under their supervision. Similarly, in markets outside of the United States, our customers can allow non-physicians to perform CoolSculpting procedures under their supervision. Although we and our distributors provide training on the use of CoolSculpting systems, we do not supervise the procedures performed with our CoolSculpting system, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of our CoolSculpting system by physicians and non-physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

We have increased our headcount from 208 at January 1, 2013, to 357 at June 30, 2014, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

Until such time, if ever, as we can achieve significant and sustained positive cash flows from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in medical technology or aesthetic product companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences, or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, consultants or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of June 30, 2014, our patent portfolio comprised 105 issued patents and 107 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to July 24, 2014, our stock has had low and high sales prices per share in the range from $3.20 to $24.79 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 25% of our outstanding common stock as of July 24, 2014. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	July 29, 2014	By:	/s/ Patrick F. Williams
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

10.1	Fifth Amendment to Office Building Lease, dated June 19, 2014, by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.
10.2	First Amendment to Building Lease, dated May 5, 2014, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document