Form 10-Q
period 2014-09-30
Zeltiq Aesthetics Inc
filed 2014-10-28
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of October 23, 2014, there were 37,854,734 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,941	$25,798
Short-term investments	19,157	18,840
Accounts receivable, net	15,679	10,221
Inventory	18,181	8,406
Prepaid expenses and other current assets	4,378	4,368
Total current assets	82,336	67,633
Long-term investments	3,976	11,442
Restricted cash	574	331
Property and equipment, net	2,691	2,158
Intangible asset, net	5,955	6,481
Other assets	84	9
Total assets	$95,616	$88,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,655	$5,165
Accrued liabilities	19,203	18,364
Deferred revenue	4,084	1,674
Total current liabilities	26,942	25,203
Other non-current liabilities	165	275
Total liabilities	$27,107	$25,478
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2014, and December 31, 2013	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at September 30, 2014, and December 31, 2013; 37,801,511 and 37,038,374 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	42	41
Additional paid-in capital	201,502	195,507
Accumulated other comprehensive (loss) income	(190)	87
Accumulated deficit	(132,845)	(133,059)
Total stockholders’ equity	68,509	62,576
Total liabilities and stockholders’ equity	$95,616	$88,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$45,670	$29,465	$123,706	$75,785
Cost of revenue	12,555	8,236	35,231	23,462
Gross profit	33,115	21,229	88,475	52,323
Operating expenses:
Research and development	4,241	4,257	12,861	11,904
Sales and marketing	19,014	15,487	60,253	42,654
General and administrative	4,896	4,374	14,843	11,808
Total operating expenses	28,151	24,118	87,957	66,366
Income (loss) from operations	4,964	(2,889)	518	(14,043)
Interest income, net	14	17	47	60
Other (expense) income, net	(189)	90	(338)	162
Income (loss) before income taxes	4,789	(2,782)	227	(13,821)
Income tax expense	7	29	13	79
Net income (loss)	$4,782	$(2,811)	214	(13,900)
Basic net income (loss) per share:
Net income (loss) per share, basic	$0.13	$(0.08)	$0.01	$(0.39)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	37,630,222	36,206,008	37,430,337	36,048,303
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$0.12	$(0.08)	$0.01	$(0.39)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,926,034	36,206,008	40,781,141	36,048,303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$4,782	$(2,811)	$214	$(13,900)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(450)	—	(271)	—
Changes in unrealized losses on available-for-sale securities	(2)	16	(6)	—
Other comprehensive (loss) income, net of tax	(452)	16	(277)	—
Comprehensive income (loss)	$4,330	$(2,795)	$(63)	$(13,900)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214	$(13,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,350	1,273
Stock-based compensation	7,029	4,097
Deferred income taxes	37	46
Amortization (accretion) of investment premium (discount), net	183	270
Provision for (recovery of) doubtful accounts receivable	134	(12)
Provision for excess and obsolete inventory	688	273
Loss on disposal and write-off of property and equipment	17	2
Changes in operating assets and liabilities:
Accounts receivable	(5,653)	507
Inventory	(9,684)	2,180
Prepaid expenses and other assets	177	(376)
Deferred revenue, net of deferred costs	2,426	(151)
Accounts payable, accrued and other non-current liabilities	(2,076)	2,831
Net cash used in operating activities	(5,158)	(2,960)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(9,011)	(24,158)
Proceeds from sale of investments	1,000	10,550
Proceeds from maturity of investments	14,968	17,396
Purchase of property and equipment	(1,216)	(415)
Change in restricted cash	(252)	140
Net cash provided by investing activities	5,489	3,513
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2,714	854
Tax payments related to shares withheld for vested restricted stock units	(3,774)	(64)
Tax effect of employee stock plans	27	—
Net cash (used in) provided by financing activities	(1,033)	790
Effect of exchange rate on cash and cash equivalents	(155)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(857)	1,343
CASH AND CASH EQUIVALENTS—Beginning of period	25,798	22,876
CASH AND CASH EQUIVALENTS—End of period	$24,941	$24,219
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of ZELTIQ Aesthetics, Inc. (the "Company") are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2013, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The interim results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated statements of operations.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations," “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

All assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenue and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of the foreign subsidiary's financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income (loss)." Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2014, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance will not have an impact on the Company's consolidated financial statements.

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
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at September 30, 2014.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$3,983	$—	$—	$3,983
Short-term investments:
U.S. Agency securities	—	8,686	—	8,686
U.S. Treasury	—	1,007	—	1,007
Corporate bonds	—	7,544	—	7,544
Commercial paper	—	749	—	749
Certificates of deposit	1,171	—	—	1,171
Long-term investments:
U.S. Agency securities	—	500	—	500
U.S. Treasury	—	501	—	501
Corporate bonds	—	1,505	—	1,505
Certificates of deposit	1,470	—	—	1,470
Total	$6,624	$20,492	$—	$27,116

	As of December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$12,796	$—	$—	$12,796
Short-term investments:
U.S. Agency securities	—	6,772	—	6,772
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	8,870	—	8,870
Commercial paper	—	999	—	999
Certificates of deposit	1,198	—	—	1,198
Long-term investments:
U.S. Agency securities	—	6,956	—	6,956
U.S. Treasury	—	1,014	—	1,014
Corporate bonds	—	2,795	—	2,795
Certificates of deposit	677	—	—	677
Total	$14,671	$28,407	$—	$43,078

During the three and nine months ended September 30, 2014 and 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of September 30, 2014, and December 31, 2013.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of September 30, 2014, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$8,683	$3	$—	$8,686
U.S. Treasury	1,006	1	—	1,007
Corporate bonds	7,546	3	(5)	7,544
Commercial paper	749	—	—	749
Certificates of deposit	1,171	—	—	1,171
Total	$19,155	$7	$(5)	$19,157

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$499	$1	$—	$500
U.S. Treasury	500	1	—	501
Corporate bonds	1,505	1	(1)	1,505
Certificates of deposit	1,470	—	—	1,470
Total	$3,974	$3	$(1)	$3,976

The Company's short-term and long-term investments as of December 31, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,771	$2	$(1)	$6,772
U.S. Treasury	1,000	1	—	1,001
Corporate bonds	8,867	3	—	8,870
Commercial paper	999	—	—	999
Certificates of deposit	1,198	—	—	1,198
Total	$18,835	$6	$(1)	$18,840

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,957	$2	$(3)	$6,956
U.S. Treasury	1,013	1	—	1,014
Corporate bonds	2,790	5	—	2,795
Certificates of deposit	677	—	—	677
Total	$11,437	$8	$(3)	$11,442

For each of the three and nine months ended September 30, 2014 and 2013, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2014, are as follows (in thousands):

	September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$19,155	$19,157
Due in one year to five years	3,974	3,976
	$23,129	$23,133

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

The components of inventory consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$10,420	$4,520
Finished goods	7,761	3,886
Total inventory	$18,181	$8,406

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	September 30, 2014	December 31, 2013
Lab equipment, tooling and molds	$2,548	$2,071
Computer software	1,759	1,562
Computer equipment	844	801
Leasehold improvements	1,045	743
Furniture and fixtures	403	334
Vehicles	35	35
Total property and equipment	6,634	5,546
Less: Accumulated depreciation and amortization	(4,414)	(3,594)
Construction in progress	471	206
Property and equipment, net	$2,691	$2,158

Depreciation expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and employee related expenses	$8,950	$7,863
Accrued marketing expenses	2,140	3,739
Accrued royalty	3,158	2,458
Sales and other taxes payable	1,839	1,787
Accrued warranty	701	676
Accrued legal expenses	575	284
Other accrued liabilities	1,840	1,557
Total accrued liabilities	$19,203	$18,364

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$741	$726	$676	$902
Accruals for warranties issued	100	45	298	142
Settlements of warranty claims	(140)	(6)	(273)	(279)
Balance at the end of the period	$701	$765	$701	$765

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

Intangible asset, net comprised the following (in thousands):

	September 30, 2014	December 31, 2013
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(2,095)	(1,569)
Intangible asset, net	$5,955	$6,481

Amortization expense of the intangible asset was $0.2 million for each of the three months ended September 30, 2014 and 2013, and $0.5 million for each of nine months ended September 30, 2014 and 2013.

The total estimated annual future amortization expense of this intangible asset as of September 30, 2014, is as follows (in thousands):

Fiscal Year
2014 (remaining 3 months)	$174
2015	701
2016	701
2017	701
2018	701
Thereafter	2,977
Total	$5,955

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. As of August 2014, ADVANCE is no longer the exclusive distributor in Mexico. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement was $0.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. The accounts receivable balance under this distribution agreement was $0.1 million and $0.2 million as of September 30, 2014, and December 31, 2013, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company recently renewed and extended its leases in California. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through December 2015, and a warehouse space in Livermore, California, under a lease which extends through December 2015. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in Taipei, Taiwan, under a lease which extends through August 2016, and Seoul, South Korea, under a lease which extends through October 2014, which the Company is currently in the process of renegotiating lease terms. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively.

Future minimum lease payments under the non-cancellable operating leases as of September 30, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining 3 months)	$338
2015	1,719
2016	1,481
2017	1,510
2018	1,548
Thereafter	383
Total future minimum lease payments	$6,979

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $2.2 million and $6.0 million at September 30, 2014, and December 31, 2013, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $13,000, including estimated interest and penalties, as of September 30, 2014, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

The Company is not currently a defendant in any litigation that is expected to have a material impact on the Company's consolidated financial statements.

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

Severance and Separation Agreements

Effective December 3, 2013, the Company's Chief Scientific Officer and Senior Vice President of Clinical entered into a separation agreement with the Company. As a result of this separation agreement, the Company incurred $0.3 million in termination benefits and $0.7 million in costs related to the modification of the employee's stock-based compensation, which were recorded during the year ended December 31, 2013. The amount outstanding related to this separation agreement was $37,000 as of September 30, 2014, and is expected to be paid by December 31, 2014.

No similar costs were incurred during the three and nine months ended September 30, 2014 and 2013.

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2013	1,086,737	3,598,385	$5.36
Additional shares reserved	1,851,794	—	—
Options granted	(255,000)	255,000	18.42
Restricted stock units granted	(410,675)	—	—
Options exercised	—	(423,560)	4.61
Options canceled	13,906	(13,906)	4.72
Restricted stock units canceled	105,712	—	—
Restricted stock units withheld for tax	201,702	—	—
Balance, September 30, 2014	2,594,176	3,415,919	$6.44

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	1,906,696	$5.60
Restricted stock units granted	410,675	18.36
Restricted stock units vested	(490,441)	5.68
Restricted stock units canceled	(105,712)	5.81
Balance, September 30, 2014	1,721,218	$8.61

During the three and nine months ended September 30, 2014, 61,283 and 490,441 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and nine months ended September 30, 2014, the Company withheld 24,848 and 201,702 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three and nine months ended September 30, 2013, 13,710 and 81,709 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and nine months ended September 30, 2013, the Company withheld 214 and 15,919 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were $0.5 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. Total payments for employee's tax obligations to the relevant taxing authority were $2,000 and $0.1 million for the three and nine months ended September 30, 2013, respectively. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation expense related to all of the Company's stock-based awards and employee stock purchases was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$115	$67	$325	$175
Research and development	289	240	758	663
Sales and marketing	986	432	2,920	1,091
General and administrative	1,128	759	3,026	2,168
Total stock-based compensation	$2,518	$1,498	$7,029	$4,097

As of September 30, 2014, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $15.3 million, which is expected to be recognized using the straight-line attribution method over 2.6 years.

Performance-Based Awards

Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

Employee Stock-Based Compensation

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (in years)	N/A	4.8	4.4	4.8
Expected volatility	N/A	49%	43%	51%
Risk-free interest rate	N/A	1.34%	1.21%	1.05%
Expected dividend yield	N/A	—%	—%	—%

No stock options were granted in the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company granted 250,000 stock options to employees with a weighted-average grant date fair value of $6.77 per share. During the three and nine months ended September 30, 2013, the Company granted 90,000 and 465,000 stock options, respectively, to employees with a weighted-average grant date fair value of $3.14 and $2.38 per share, respectively.

During the three and nine months ended September 30, 2014, the Company granted 31,500 and 400,675 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $19.56 and $18.39 per share, respectively. During the three and nine months ended September 30, 2013, the Company granted 64,400 and 1,042,400 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $8.06 and $4.37 per share, respectively.

As of September 30, 2014, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.1 million, which will be recognized using the straight-line attribution method over 0.2 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the year ended December 31, 2013, the Company granted stock-based awards to a non-employee which vest over two years. Additionally, during the three months ended March 31, 2014, the Company granted additional stock-based awards to a non-employee which will vest over two years. Stock-based compensation expense related to non-employee grants was $0.3 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense for non-employees was $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator
Net income (loss) (in thousands)	$4,782	$(2,811)	$214	$(13,900)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	37,630,222	36,206,008	37,430,337	36,048,303
Dilutive effect of incremental shares and share equivalents	3,295,812	—	3,350,804	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,926,034	36,206,008	40,781,141	36,048,303
Net income (loss) per share:
Net income (loss) per share, basic	$0.13	$(0.08)	$0.01	$(0.39)
Net income (loss) per share, diluted	$0.12	$(0.08)	$0.01	$(0.39)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options to purchase common stock	305,000	953,292	192,308	3,163,050
Restricted stock units	—	28,861	84,361	102,916
Common stock issuable pursuant to the ESPP	—	33,630	—	844
Total	305,000	1,015,783	276,669	3,266,810

9. Income Taxes

The Company recorded income tax expense of $7,000 and $13,000 for the three and nine months ended September 30, 2014, respectively, compared to income tax expense of $29,000 and $0.1 million for the three and nine months ended September 30, 2013, respectively. The income tax expense for the three and nine months ended September 30, 2014 and 2013, reflects the mixture and distribution of pre-tax income in the Company's operating jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

At September 30, 2014, the Company had $1.3 million of unrecognized tax benefits, of which $8,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. During the second quarter, the Company revised its estimate of previously unrecognized tax benefits by $1.7 million for credits more likely than not to be realized as a result of the completion of an analysis of the deferred tax assets related to research and development credits. Such deferred tax assets continue to have a full valuation allowance, therefore such release did not affect the Company’s consolidated balance sheet or statement of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

During the quarter ended September 30, 2014, and in conjunction with the filing of its annual tax returns, the Company made an election to capitalize substantially all of its 2013 research and development expenditures. Such election did not change the Company’s overall deferred tax assets, nor did it affect the Company’s consolidated balance sheet or statement of operations. Rather it results in the reclassification of deferred tax assets from net operating loss carryforwards to capitalized research and development.

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

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal jurisdiction, California and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 30, 2014, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
North America	$34,964	$23,500	$94,828	$61,295
International	10,706	5,965	28,878	14,490
Total	$45,670	$29,465	$123,706	$75,785

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $32.2 million and $88.1 million for the three and nine months ended September 30, 2014, respectively, compared to $21.8 million and $57.7 million for the three and nine months ended September 30, 2013, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
System revenue	$24,783	$15,889	$64,627	$39,939
Consumable revenue	20,887	13,576	59,079	35,846
Total	$45,670	$29,465	$123,706	$75,785

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

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolSmooth applicator in April 2014, we currently offer five CoolSculpting applicators for use with our CoolSculpting system.
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
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific and Europe, we sell CoolSculpting through a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 23% of our total revenue for both the three and nine months ended September 30, 2014, compared to 20% and 19% of our total revenue for the three and nine months ended September 30, 2013, respectively.

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

Revenue

We generate revenue from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $45.7 million and $123.7 million for the three and nine months ended September 30, 2014, respectively, compared to $29.5 million and $75.8 million for the three and nine months ended September 30, 2013, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 54% and 52% of our total revenue for the three and nine months ended September 30, 2014, respectively, compared to 54% and 53% of our total revenue for the three and nine months ended September 30, 2013, respectively. Our worldwide installed base grew by 48% from 1,912 units as of September 30, 2013, to 2,822 units as of September 30, 2014.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 46% and 48% of our total revenue for the three and nine months ended September 30, 2014, respectively, compared to 46% and 47% of our total revenue for the three and nine months ended September 30, 2013, respectively. We shipped 159,116 and 451,291 CoolSculpting revenue cycles to our customers during the three and nine months ended September 30, 2014, respectively, compared to 103,492 and 273,077 CoolSculpting revenue cycles during the three and nine months ended September 30, 2013, respectively.

Our business plan focuses on expanding our installed base of systems at customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our targeted marketing programs. We anticipate that as we implement our business plan our consumable revenue will increase as a percentage of our total revenue.

Seasonality. Seasonal fluctuations in the number of patients seeking treatment and the availability of our customers are likely to continue to affect our business. Seasonal fluctuations occur in both system revenue and consumable revenue as well as by geographic region. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in certain international countries. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

Our critical accounting policies have not materially changed during the nine months ended September 30, 2014. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statement requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the allocation of selling prices to revenue elements, (2) accruals for customer programs, including cooperative marketing arrangements and customer incentive programs, (3) investments, including the fair value of such investments, (4) warranty accruals, (5) valuation and recognition of stock-based compensation, and (6) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
System revenue	$24,783	$15,889	$8,894	56%	$64,627	$39,939	$24,688	62%
Consumable revenue	20,887	13,576	7,311	54%	59,079	35,846	23,233	65%
Total revenue	$45,670	$29,465	$16,205	55%	$123,706	$75,785	$47,921	63%

Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems along with the release of our CoolSmooth applicator.

System revenue. We experienced incremental growth in system revenue for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, as a result of increased system sales in both North America and our International markets due to the reasons stated above. Overall, we placed 260 and 647 systems in the three and nine months ended September 30, 2014, respectively, as compared to 181 and 429 systems in the three and nine months ended September 30, 2013, respectively. We also experienced an increase in sales of add-on applicators to existing customers in the second and third quarter of 2014, primarily related to the launch of our CoolSmooth applicator in April 2014, such total incremental add-on applicator revenue was $8.3 million in the nine months ended September 30, 2014, whereas in the nine months ended September 30, 2013 our incremental add-on revenue, related primarily to our CoolFit and CoolCurve+ applicators, totaled $4.2 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs in the three and nine months ended September 30, 2014, as compared to the same period in 2013, as well as due the release of our CoolSmooth applicator which requires a different consumable procedure pack than our other applicators. Our consumable procedure packs carry two tiers of pricing, and the CoolSmooth consumable procedure pack is priced at the lower tier. With the introduction of the CoolSmooth applicator in April 2014, we saw a shift of sales to the lower tier pricing. Additionally, during the first quarter of 2014, we discontinued our practice of providing rebates to our customers associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases. These rebates reduced consumable revenue in periods prior to this program change.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenue	$12,555	$8,236	$4,319	52%	$35,231	$23,462	$11,769	50%
% of total revenue	27%	28%			28%	31%
Gross profit	$33,115	$21,229	$11,886	56%	$88,475	$52,323	$36,152	69%
Gross profit %	73%	72%			72%	69%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was mainly attributable to increased sales volume, as well as the fact that higher production driven by the increase in sales led to better utilization on a relatively fixed base of overhead costs. Additionally, the increase in gross profit as a percentage of revenue is attributable to our growing system installed base which continues to drive higher consumable sales. These increases were offset in part by the high volume of sales of our CoolSmooth applicator, which currently carries a slightly lower standard margin than our other applicators and was launched in April 2014, with introductory pricing through both the second and third quarter of 2014. We continue to focus on cost reduction across our product portfolio, as well as experience the benefit of the completion of the in-sourced manufacturing structure during the second quarter of 2013.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating expenses
Research and development	$4,241	$4,257	$(16)	—%	$12,861	$11,904	$957	8%
% of total revenue	9%	14%			10%	16%
Sales and marketing	$19,014	$15,487	$3,527	23%	$60,253	$42,654	$17,599	41%
% of total revenue	42%	53%			49%	56%
General and administrative	$4,896	$4,374	$522	12%	$14,843	$11,808	$3,035	26%
% of total revenue	11%	15%			12%	16%
Total operating expenses	$28,151	$24,118	$4,033	17%	$87,957	$66,366	$21,591	33%

Research and development. Research and development expenses decreased slightly for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a $0.2 million decrease in consulting, time and expense, and administrative expenses as result of a reduction in the number of consultants being utilized. Facilities and other allocable costs increased by $0.1 million for the three months ended September 30, 2014, when compared to the same period in 2013, resulting from increased headcount and operating costs related to the growth in our business.

Research and development expenses increased for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in payroll related costs of $0.6 million for the nine months ended September 30, 2014, when compared to the same period in 2013, attributed to higher headcount and an increase in performance-based compensation. This increase was offset in part by $0.3 million decrease in consulting, time and expense, and administrative expenses as result of a reduction in the number of consultants being utilized. We also experienced an increase in materials, operations and clinical costs of $0.2 million for the nine months ended September 30, 2014, when compared to the same period in 2013, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications. Facilities and other allocable costs also increased by $0.2 million for the nine months ended September 30, 2014, when compared to the same period in 2013, resulting from increased headcount and operating costs related to the growth in our business.

Sales and marketing. Sales and marketing expenses increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the significant increase in headcount attributable to our sales force, which increased by nearly half, as we continue to expand into new and existing markets. This growth in headcount resulted in an increase in payroll related costs of $1.4 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, and included an increase in performance-based compensation resulting from revenue growth. Stock-based compensation expense also increased by $0.6 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, attributed to grants to existing and new employees and due to an increase in stock price. Travel and related expenses increased by $1.0 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced an increase in advertising, public relations and collateral production expenses of $0.7 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, associated with costs incurred in conjunction with our sales and marketing initiatives. These costs were primarily related to brand and collateral development associated with our recent re-branding initiative, which was launched in the second quarter of 2014. We also incur expenses related to cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs decreased by $0.7 million and $1.0 million for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, respectively, due to a change in the program during the first quarter of 2014 whereby the amount of available reimbursement was reduced and fewer customers were able to qualify for partial reimbursement on qualifying advertising expenditures.

General and administrative. General and administrative expenses increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to an increase in payroll related costs of $1.3 million for the nine months ended September 30, 2014, when compared to the same period in 2013, resulting from higher headcount in certain functions to support growth in our business. Stock-based compensation expense also increased by $0.4 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, attributed to grants to existing and new employees and due to an increase in stock price. Professional service fees increased by $0.5 million for the nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, associated with the growth of our business as well as our expansion into international markets. Additionally, we experienced a $0.3 million and $1.0 million increase in legal expenses for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, mainly due to an increase in IP enforcement, both domestically and overseas.

Interest Income and Other (Expense) Income, Net (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest income, net	$14	$17	$(3)	(18)%	$47	$60	$(13)	(22)%
% of total revenue	—%	—%			—%	—%
Other (expense) income, net	$(189)	$90	$(279)	(310)%	$(338)	$162	$(500)	(309)%
% of total revenue	—%	—%			—%	—%

Interest income, net. For both the three and nine months ended September 30, 2014 and 2013, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in our investments.

Other (expense) income, net. The change in other (expense) income, net for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, was the result of an unfavorable change in foreign exchange rates, specifically the British Pound.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$24,941	$25,798
Short-term investments	19,157	18,840
Long-term investments	3,976	11,442
Total	$48,074	$56,080

Working capital	$55,394	$42,430

Summary Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash used in operating activities	$(5,158)	$(2,960)
Net cash provided by investing activities	5,489	3,513
Net cash (used in) provided by financing activities	(1,033)	790
Effect of exchange rate on cash and cash equivalents	(155)	—
Net (decrease) increase in cash and cash equivalents	$(857)	$1,343

Cash Flows for the Nine Months Ended September 30, 2014 and 2013

Operating activities. Net cash used in operating activities was $5.2 million during the nine months ended September 30, 2014, and consisted of a net income of $0.2 million and a net change in operating assets and liabilities of $14.8 million, offset by non-cash items of $9.4 million. Non-cash items for the nine months ended September 30, 2014, consisted primarily of a stock-based compensation expense of $7.0 million and depreciation and amortization expense of $1.4 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $9.7 million, an increase in accounts receivable of $5.7 million, and a decrease in accounts payable, accrued and other non-current liabilities of $2.1 million, offset in part by an increase of $2.4 million in deferred revenue. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as due to an increase in purchases of materials to support demand for our recently launched CoolSmooth applicator as well as compliance requirements for products being sold in the European Union. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The decrease in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, as well as a reduction in amounts reimbursable to customers for qualifying advertising expenditures under our customer incentive programs resulting primarily from a change in the program during 2014, which reduced both the number of qualifying participants in the program and the amounts available for reimbursement. The increase in deferred revenue is primarily a result of an increase in extended warranty sales as well as the deferral of revenue related to discounts on extended warranties offered in conjunction with our marketing incentive plans.

Net cash used in operating activities was $3.0 million during the nine months ended September 30, 2013, and consisted of a net loss of $13.9 million and a net change in operating assets and liabilities of $5.0 million, offset by non-cash items of $5.9 million. Non-cash items for the nine months ended September 30, 2013, consisted primarily of a stock-based compensation expense of $4.1 million and depreciation and amortization expense of $1.3 million. The significant items in the change in operating assets and liabilities include cash proceeds resulting from decreases in inventory of $2.2 million and an increase in accounts payable, accrued and other non-current liabilities of $2.8 million, as well as cash generated from a decrease in accounts receivable of $0.5 million. The decrease in inventory was as result of our continued focus on the management of inventory levels. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors as well as higher accrued payroll related to performance-based compensation, while the decrease in accounts receivable is driven by strong cash collections throughout the period.

Investing activities. Net cash provided by investing activities was $5.5 million for the nine months ended September 30, 2014, as compared to net cash provided by investing activities of $3.5 million during the same period in 2013. During the nine months ended September 30, 2014, we received proceeds from the sale and maturity, net of purchases, of $7.0 million of short-term and long-term investments. During the nine months ended September 30, 2013, we received proceeds from the sale and maturity, net of purchases, of $3.8 million of short-term and long-term investments. Purchases of property and equipment amounted to $1.2 million for the nine months ended September 30, 2014, as result of the growth and expansion of our business and related facilities. Purchases of property and equipment amounted to $0.4 million for the nine months ended 2013.

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2014, of $1.0 million consisted of tax payments related to shares withheld for vested restricted stock units of $3.8 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $2.7 million. Net cash provided by financing activities during the nine months ended September 30, 2013, of $0.8 million consisted of proceeds received from the issuance of common stock upon the exercise of stock options, offset in part by tax payments related to shares withheld for vested restricted stock units.

Our cash, cash equivalents and investments declined by $8.0 million during the nine months ended September 30, 2014. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $9.2 million and $7.5 million at September 30, 2014, and December 31, 2013, respectively.

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

Lease Commitments

We recently renewed and extended certain of our leases, and as a result our leases now have lease terms that expire at various dates through March 2019. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $1.0 million for the three and nine months ended September 30, 2013, respectively.

Future minimum lease payments under the non-cancellable operating leases as of September 30, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2014 (remaining 3 months)	$338
2015	1,719
2016	1,481
2017	1,510
2018	1,548
Thereafter	383
Total future minimum lease payments	$6,979

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $2.2 million and $6.0 million at September 30, 2014, and December 31, 2013, respectively.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $13,000, including estimated interest and penalties, as of September 30, 2014, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$741	$726	$676	$902
Accruals for warranties issued	100	45	298	142
Settlements of warranty claims	(140)	(6)	(273)	(279)
Balance at the end of the period	$701	$765	$701	$765

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. As of August 2014, ADVANCE is no longer the exclusive distributor in Mexico. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement was $0.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. The accounts receivable balance under this distribution agreement was $0.1 million and $0.2 million as of September 30, 2014, and December 31, 2013, respectively.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance will not have an impact on our consolidated financial statements.

Off-balance Sheet Arrangements

As of September 30, 2014, and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to market risk has decreased since December 31, 2013, as result of the maturity and sale of long-term investments, such proceeds having been utilized to fund our operations. Our long-term investments have decreased from $11.4 million as of December 31, 2013, to $4.0 million as of September 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Risks Related to Our Business

We have limited operating experience and a history of net losses, and although we have achieved net income in the last two quarters, we may not be able to maintain profitability.*

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception, including net losses of approximately $19.3 million in 2013 and $30.1 million in 2012, and as of September 30, 2014, we had an accumulated deficit of approximately $132.8 million. Although in the last two quarters, and for the nine months ended September 30, 2014, we have achieved net income, there is no guarantee that we will be able to continue to achieve net income. Our net income for the nine months ended September 30, 2014, was only $0.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

We rely on a direct sales force to sell CoolSculpting in the United States, Canada and certain markets in Europe. To meet our anticipated sales objectives, we intend to opportunistically build a direct sales and marketing force in certain international markets. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

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

We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles,” for the abdomen area and for the thigh area. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for a substantial majority of our revenue for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

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

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in the January 2013 ruling, denied the request for a permanent injunction, and the Mercantile Court’s ruling has been upheld on appeal. The Mercantile Court's ruling affects only Clinipro's activities in Spain. Further, although we and MGH did prevail against Clinipro in a patent infringement case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinipro and its distributors from selling LipoCryo in France, Clinipro has appealed that ruling, and there is no assurance that Clinipro will not prevail.

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

We have increased our headcount from 208 at January 1, 2013, to 367 at September 30, 2014, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of September 30, 2014, our patent portfolio comprised 109 issued patents and 97 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to October 23, 2014, our stock has had low and high sales prices per share in the range from $3.20 to $27.04 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 20% of our outstanding common stock as of October 23, 2014. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	October 28, 2014	By:	/s/ Patrick F. Williams
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