Form 10-K
period 2014-12-31
Zeltiq Aesthetics Inc
filed 2015-03-10
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Title of each class: Common Stock
Name of each exchange on which registered: The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2014 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Select Market on that date: $443,413,963. Shares of the registrant's common stock held by each executive officer, director and person who owns 15% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2015, there were 38,450,883 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, are incorporated by reference into Part III of this Form 10-K.

ZELTIQ Aesthetics, Inc.

FORM 10-K
For the Year Ended December 31, 2014

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2014, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “continue,” “should,” “project,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, less than anticipated growth in the number of customers electing to purchase CoolSculpting systems, insufficient patient demand for CoolSculpting procedure, our failure to correctly estimate and control our future expenditures, the success of our sales and marketing, and our ability to protect and enforce our intellectual property relating to our technology, as well as those other risks and uncertainties described herein under “Risk Factors”. You are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
ZELTIQ Aesthetics, Inc. is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which is intended to cause fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissue. We developed CoolSculpting to safely, noticeably, and measurably reduce the fat layer within a treated fat bulge without requiring the patient to diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients, while unable to identify aesthetic benefits in the remaining 12%. We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We received further FDA clearance in May 2012 to use CoolSculpting for the selective reduction of fat around the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and most recently, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. We sell our CoolSculpting system primarily to dermatologists, plastic surgeons, and aesthetic specialists and generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. Consumables are the CoolSculpting procedure packs we sell that are needed to perform procedures using our CoolSculpting system.
The global market for aesthetic procedures is significant. In the United States alone, the American Society of Aesthetic Plastic Surgery, or the ASAPS, estimates that consumers spent approximately $12 billion on aesthetic procedures in 2013. Invasive procedures (such as liposuction and tummy tucks, arm, buttock and thigh lifts) and minimally-invasive procedures (such as laser-assisted liposuction or laser lipolysis) effectively reduce fat but involve surgical procedures that require significant physician skill and resources, may involve pain, downtime, and expense for the patient, and carry the risks associated with any surgical procedure. Existing non-invasive procedures, which currently include those based on radio frequency, laser, or high intensity focused ultrasound, avoid the patient downtime and high costs of invasive and minimally-invasive procedures, but often are painful, produce limited or inconsistent results, and may require multiple treatments, and ongoing maintenance treatments. In addition, existing non-invasive procedures are not capable of selectively targeting fat cells, which can lead to damage to the surrounding tissues. Further, the treatment methods used by many existing invasive, minimally-invasive, and non-invasive procedures acutely injure fat cells in the treated area, which leads to fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body's wound-healing response and can result in scar tissue formation in the treated area. This scar tissue can lead to stiffening of the treated area and limits the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.
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
We market CoolSculpting to dermatologists, plastic surgeons, and aesthetic specialists. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices, but are not board-certified dermatologists or plastic surgeons. Some of the practices to which we sell have purchased or may elect to purchase more than one CoolSculpting system. We utilize our direct sales organization to market and sell CoolSculpting in our North American market which includes the United States and related territories, as well as Canada. In our markets located outside of North America, we market and sell CoolSculpting through both a direct sales force and a network of distributors. Our sales force and distributors also target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. Our primary markets outside of North America are located in Asia-Pacific, Europe, the Middle East, Africa and Latin America. Revenue from markets outside of North America accounted for 23%, 20%, and 26% of our total revenue for the years ended December 31, 2014, 2013, and 2012, respectively. We are driving growth in CoolSculpting procedures through our targeted marketing programs that provide our customers with practice development programs which include organization assessments and recommendations, sales training, practice marketing strategies, and metric analysis. After we establish a significant installed base of CoolSculpting systems in specific markets, we partner with our customers' practices on marketing, advertising, and promotional activities in their local markets to drive demand for CoolSculpting.
We generate revenue from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs to our customers. As of December 31, 2014, we had an installed base of 3,176 CoolSculpting systems installed across 2,688 practices worldwide. As of December 31, 2014, 1.5 million CoolSculpting revenue cycles had been shipped to our customers and distributors. A cycle is an authorization to perform one procedure to one specific area on the body; customers can only perform a treatment if they have purchased a cycle. We generated revenue of $174.5 million, $111.6 million, and $76.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. System revenue represented 53%, 55% and 51% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Consumable revenue accounted for 47%, 45% and 49% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
Our business is dependent upon the success of CoolSculpting, and we cannot assure you that we will be successful in significantly expanding physician and patient demand for CoolSculpting. In addition, we will continue to incur significant expenses for the foreseeable future as we expand our commercialization and other business activities. Although, based upon our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for the foreseeable future, we cannot assure you that we will be able to maintain profitability.

Market Overview
The global market for aesthetic procedures is significant. The ASAPS estimates that U.S. consumers spent approximately $12 billion on approximately eleven million aesthetic procedures in 2013. According to the ASAPS, total aesthetic procedures in the United States have grown by 279% between 1997 and 2013, with non-invasive aesthetic procedures growing by 521% during this same period. According to the ASAPS, the top five surgical procedures in 2013 were liposuction, breast augmentation, eyelid surgery, tummy tuck and nose reshaping, and the top five non-invasive procedures in 2013 were botox, soft tissue fillers, laser hair removal, microdermabrasion and photorejuvenation. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS does not represent the market potential for CoolSculpting or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance.

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

•
Safety profile. CoolSculpting selectively targets fat cells. Our proprietary treatment algorithms are designed to sufficiently cool the fat cells in the treated area to obtain the desired aesthetic results while preserving the skin and surrounding tissues. We designed the CoolSculpting system to constantly monitor the controlled cooling process and to automatically terminate the procedure if it detects any errors and warm the treated area if the detected temperature falls below our cooling algorithms. As of December 31, 2014, we have shipped 1.5 million revenue cycles. To date, approximately 2,000 clinical complaints have been reported to us, representing 0.13% of all cycles. The most common clinical complaints relate to pain associated with the procedure, as well as common side effects, such as redness and edema. Medical Device Reports were filed when we believed reporting requirements were met.

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

•
Ability to expand the aesthetic market. Through market research we have confirmed there is strong consumer demand for a non-invasive procedure that can address the aesthetic concerns of individuals who have stubborn fat bulges. During the third quarter of 2013, we conducted a quantitative survey of 3,515 adults in the United States through Berglas Research, an independent marketing research company, and are able to project that more than 85 million consumers are considered aesthetically-oriented and qualify for CoolSculpting. Among this group and based on this study, we project that 22.4 million consumers would be interested in learning more about the CoolSculpting procedure after reading the product description. The ASAPS reported 95,000 non-invasive fat reduction procedures in 2013. When we compare our potential audience to the number of procedures conducted we find that our market penetration is lower than 1%. Additionally, according to a separate market research study we commissioned through Easton Associates in 2011, our customers participating in the study reported that 30% of their CoolSculpting patients were aesthetic first-time users. Based on these results, we believe our customers will be able to target the aesthetic first-time user market and expand their aesthetic practice due to CoolSculpting's appeal.

Our Strategy
Our goal is to become a leading medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. To achieve this goal, we intend to:

•
Selectively market and sell our CoolSculpting system. With CoolSculpting established as a premium, highly-differentiated treatment we plan to continue to market and sell our CoolSculpting system to dermatologists, plastic surgeons, and aesthetic specialists. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting system. Our sales force and distributors target dermatologists, plastic surgeons and aesthetic specialists who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs.

•
Deliver a Focused and Efficient Marketing Strategy. Our marketing strategy is designed to accelerate revenue while reducing overall sales and marketing spend through establishing co-operative customer partnerships. This model has enabled our customers to leverage their local-market knowledge to create tailored, local patient marketing programs, with strong digital emphasis, to achieve greater awareness and demand. Our co-operative customer partnership program will continue to expand in 2015. We also introduced a 5-step practice marketing program designed to help practices leverage established best practices relating to patient and staff treatments, front desk operations and internal and external marketing. At the core of this 5-step program is Treatment to Transformation, or T2T, a customized assessment and treatment protocol, which has revolutionized the way our customers use CoolSculpting to deliver improved outcomes and high patient satisfaction. We believe this clinical protocol has been instrumental in improving our system utilization and driving incremental system sales in existing practices. Its adoption was and continues to be a significant contributor to our current and long-term growth objectives.

•
Leverage Data and Customer Insights. During 2013 and 2014, we launched our HIPAA compliant connectivity and data management tool, CoolConnect, across our installed base to collect real-time sales, demographic and marketing data that we believe can further optimize marketing strategies for both us and our customers. This information provides valuable trends and insights to our Practice Development Managers, or PDMs, showing both account-level treatment information and comparisons against peer-group counterparts within the same geographic area. We also leveraged our 2013 customer segmentation research to hone our messaging targeted towards consumers, and we have implemented a consistent creative strategy based on these insights.

•
Highly Optimized, Experienced and Fully Trained Sales Force. In 2013, we restructured our North American sales force into a bifurcated organization that has produced stronger focus and results on system sales and high-margin consumable sales. This organization is split between Area Sales Managers, who focus on system sales, and PDMs, who focus on assisting practices to market CoolSculpting to patients, product training and driving system utilization. We have continued to hire high quality, experienced sales representatives and sales management personnel in both categories and train the sales organization to optimize performance in their respective roles. This initiative has resulted in improved system placements to both existing and new practices, as well as increased system utilization, contributing to our recent revenue growth. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace. We also believe that our focus on driving system utilization will offer the opportunity to drive increased sales of our high gross margin procedure packs.

•
Increase utilization of CoolSculpting through our marketing and customer support programs. We are driving demand for CoolSculpting procedures through our marketing and customer support programs. Through our PDMs we provide our customers with training on patient assessments, how to apply the CoolSculpting technology, practice development and marketing support to help our customers make CoolSculpting a key offering within their practices. We also intend to continue our co-operative marketing strategy with individual practices which is designed to encourage our customers to promote CoolSculpting to their aesthetic patients and those outside of their practices. To further support our customized marketing approach, we created the ZELTIQ Training Centers where we hold our training program, CoolSculpting University, or CSU. CSU is focused on customer training and education programs to optimize patient outcomes. In 2014, we hosted over 780 medical professionals from 395 offices worldwide at our CSU programs. This program invites practices to attend hands-on training where they learn the proper techniques for T2T, including a complete treatment assessment, applicator placement and patient consultation. Customers are also trained on a specific practice enhancement execution protocols designed to accelerate utilization and maximize the use of their CoolSculpting offering that includes branding, grassroots initiatives and digital marketing tactics. To address the demand for this training from our customers we currently have one training center in Pleasanton, California which we opened in 2013, and a second center in Reston, Virginia, which we expect to open in the second quarter of 2015. Our PDMs then visit customers in the field to further customize and optimize the program at a local level to ensure it is delivering improved patient flow. We believe this program is particularly well suited to the aesthetics industry. We also intend to continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.

•
Increase our international presence. There is strong global demand for aesthetic procedures outside of North America, especially in Asia, Latin America, and Europe. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets, where use of the product is generally not limited to specific treatment areas. Our customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen and thigh. We intend to seek regulatory approval to market CoolSculpting in additional international markets, as well as intend to grow our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. As part of that strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets.

•
Expand our FDA-cleared indications for CoolSculpting. We currently have FDA clearance to market CoolSculpting in the United States for the selective reduction of fat in the flanks, an area commonly known as the “love handles”, the abdomen area and the thigh area. We intend to seek additional regulatory clearances from the FDA to expand our United States marketable indications for CoolSculpting to other areas on the body.

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

 The CoolSculpting Experience
Patient Consultation
The first step of the CoolSculpting process is a patient consultation. We designed our CoolSculpting system to address the aesthetic concerns of individuals who are not considered obese but have stubborn fat bulges. Utilizing our PDMs and CSU program, we train our customers to properly identify those patients who would be good candidates for CoolSculpting and educate their patients on the aesthetic results they should expect from a CoolSculpting procedure. We also instruct our customers to explain to their patients the natural process of fat cell elimination triggered by a CoolSculpting procedure, so that they understand the expected time period before they will notice the full aesthetic results as well as the potential to repeat the procedure for additional aesthetic results. While some patients may notice results as soon as three weeks following a CoolSculpting procedure, the full aesthetic results are generally achieved over a period of two to four months following treatment. Because we believe the consultation process is an important step in ensuring patients are pleased with their CoolSculpting procedure, we encourage our customers to personally conduct the patient consultation.
The CoolSculpting Procedure
CoolSculpting is a non-invasive procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measurable aesthetic results. Once the desired treatment area has been identified, the clinician applies our consumable CoolGel to the skin surface of the treatment area to ensure consistent thermal contact and to protect the skin from freezing. The CoolSculpting applicator is then positioned on the treatment area over the CoolGel, and the fat bulge is drawn into the applicator and positioned between its two cooling panels. In the case of our CoolSmooth applicator, a non-suction based applicator is secured by disposable securement accessories. Once the applicator is affixed on the treatment area, no further clinician intervention is required for the duration of the procedure. The rate of the controlled cooling is modulated by thermoelectric cooling elements and controlled by sensors in the applicator that monitor the cooling of the fat bulge. Just prior to the end of the procedure, the CoolSculpting system signals the clinician that the treatment is ending. When the procedure is completed, the CoolSculpting system automatically terminates the cooling, and the clinician then removes the CoolSculpting applicator from the treatment area.
Patient Experience
Our surveys indicate that most patients find the CoolSculpting procedure easy to tolerate. Generally, anesthesia and pain medications are not required before, during, or after a CoolSculpting procedure. Patients feel a tugging sensation from the suction created when the CoolSculpting applicator (other than our CoolSmooth applicator) is placed on the treatment area. At the onset of the procedure, patients also experience a chilling sensation in the treatment area that subsides after a few minutes, as the cooling produces an anesthetic effect. Patients can talk on their cell phones, read, listen to music, work on their laptop, relax, or sleep during the procedure.
After completion of a CoolSculpting procedure, patients may resume their normal activities, including work and exercise. CoolSculpting patients generally do not experience any significant adverse side effects.

Our CoolSculpting System
We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators. Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles.
CoolSculpting Control Unit
The CoolSculpting control unit is the base of the CoolSculpting system and contains the simple user interface, power management and control functions, and chiller unit that is responsible for the controlled cooling. Our CoolSculpting control unit also contains a Health Insurance Portability and Accountability Act of 1996, or HIPAA, compliant connectivity and data management tool that locally tracks and collects data about each procedure performed as well as any error messages that may be generated during the procedure. We can collect and analyze this information to help our customers better understand their usage patterns and improve their marketing plans, utilization, and profitability.

Additionally, the CoolSculpting control unit features: (1) a color touchscreen which provides operators with clear visual directions to initiate a CoolSculpting procedure, continuous status updates, and easy to follow notifications or corrective actions in the rare event of a procedure interruption; (2) vents which provide airflow and reduce heat build-up allowing our CoolSculpting system to be used in a standard physician treatment room without any special ventilation requirements or room modifications; (3) a drawer which provides storage space for our CoolSculpting CoolGels and CoolLiners and user documentation; and (4) the unit is mobile, allowing a physician to easily transfer the CoolSculpting unit between treatment rooms and reach different treatment areas on a patient.

CoolSculpting Applicators
The CoolSculpting applicator: (1) delivers vacuum suction and cooling to the fat bulge being treated; (2) can be used to start and stop a CoolSculpting procedure and to turn the vacuum suction on and off; and, (3) has a thermoelectric cooling panel with temperature and pressure sensors which provide precise thermal control and monitoring of the fat bulge being treated and will automatically stop the procedure if a problem is detected. In the case of our CoolSmooth applicator, which is a non-suction based applicator, the applicator is secured by disposable securement accessories.

With the launch of our CoolSmooth applicator in April 2014, we currently offer five CoolSculpting applicators for use with our CoolSculpting system. Each CoolSculpting applicator is designed to allow the physician to treat a different size and shape fat bulge.

1.	CoolFit - designed for use on long, narrow fat bulges.

2.	CoolCurve+ - designed to fit tightly curved contours.

3.	CoolCore - designed for use on small and medium fat bulges.

4.	CoolMax - designed for use on larger fat bulges.

5.	CoolSmooth - designed for use on non-pinchable fat bulges.

In the second quarter of 2015, we intend to release the CoolSmooth PRO applicator, our non-suction based applicator that provides treatment at lower temperatures thus enabling shorter treatment times. We will be undertaking an exchange and upgrade program with our customers to replace their existing CoolSmooth applicators upon the launch of this new applicator.

 CoolSculpting Procedure Packs
A CoolCard is required to operate the CoolSculpting control unit and is programmed with enabling software that permits the CoolSculpting control unit to perform a fixed number of procedures, or cycles. In addition, each CoolCard is programmed with an encrypted security certificate that prevents the performance of a CoolSculpting procedure unless the CoolCard is recognized and authenticated by the specific CoolSculpting control unit and CoolSculpting applicator. The security certificate is designed to ensure that customers pay for each CoolSculpting procedure and prevent the use of counterfeit CoolCards. Our consumable CoolGels are cotton sheets saturated in a solution that protects the skin and ensures proper thermal coupling during a CoolSculpting procedure. One CoolGel is required for each treated area and is not reusable. Our consumable plastic CoolLiners protect the applicator from gel contact. One CoolLiner is recommended per patient for hygienic reasons. In the case of our CoolSmooth procedure packs, the applicator is secured by disposable securement accessories.
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

A simplified description of the CoolSculpting process is as follows:

1.
Cooling applicator is applied and the fat bulge being treated is suctioned into the applicator head (unless our CoolSmooth applicator is being used, in which case it is secured by disposable securement accessories).

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

Clinical History and Development of CoolSculpting
The founding principles of controlled cooling for the non-invasive and selective reduction of fat cells were originated at the Wellman Center for Photomedicine at the Massachusetts General Hospital, or MGH, a teaching affiliate of Harvard Medical School. CoolSculpting’s core technology was developed by Harvard scientists Dr. R. Rox Anderson and Dr. Deiter Manstein, two pioneers in the aesthetic industry. Researchers at MGH were prompted by published reports of cold-induced panniculitis, or inflammation of subcutaneous adipose tissue, in a syndrome frequent in young children called popsicle panniculitis, whereby inflammation of the fatty tissue in the lower cheek occurred after children sucked for a prolonged time on frozen treats. Clinical reports of popsicle panniculitis suggested that human adipose tissue may be preferentially damaged by exposure to cold. Based on these reports, research scientists at MGH conducted further research and patented certain aspects of Cryolipolysis technology. In May 2005, we secured an exclusive, worldwide license to the Cryolipolysis technology developed at MGH.
Following our licensing of the Cryolipolysis technology from MGH, we initiated animal and human clinical testing to support the development of the CoolSculpting procedure. These scientific studies used objective endpoints, including histologic and ultrasound assessments and outcome evaluation by blinded, independent panel review, and provided evidence of the safety and efficacy of the CoolSculpting procedure. As of December 31, 2014, there were 29 peer-reviewed scientific journal articles discussing the effects of our CoolSculpting technology and 25 abstracts had been presented at medical conferences, both by physicians affiliated with our company as clinical and scientific advisors, as well as by unaffiliated physicians.

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

Pivotal study. To support our 510(k) notification for the use of CoolSculpting for non-invasive fat reduction of the flanks, commonly referred to as the love handles, we completed a prospective, multi-center U.S. human clinical trial in 2007. A total of 60 patients were treated at 12 dermatology or plastic surgery centers in the United States. Follow-up periods for both safety and efficacy were at two and six months. An additional one-week assessment was performed via telephone interview to document potential side effects. The primary endpoint was assessed on the basis of blinded, independent panel review of photographs. Patients were treated with our technology for 30 to 60 minutes. Patients were treated on one flank only to aid in the assessment of the primary endpoint. Outcomes were assessed via photographs, ultrasound measurements, and patient satisfaction questionnaires.
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

•
Additional applicators. We are developing additional applicators for the CoolSculpting system to expand our range of available applicator sizes and configurations, which will provide our customers with additional flexibility in selecting the applicator that best fits the body contour to be treated. In 2014, we introduced the CoolSmooth applicator, and with our recent FDA clearance for lower temperatures, we intend to launch our CoolSmooth PRO applicator in the second quarter of 2015. In addition, we expect to introduce a submental applicator in the fourth quarter of 2015 for treatment under the chin.

•
Enhanced algorithms. CoolSculpting utilizes our proprietary treatment algorithms to ensure the fat cells in the treated area are sufficiently cooled to obtain the desired aesthetic results while preserving the overlying skin and surrounding tissues. We are continuing to examine the interaction between controlled cooling and tissue response to enhance our proprietary treatment algorithms.

•
Point of Sale information feature. Our CoolSculpting system currently records information locally at the unit level about each treatment procedure, including information regarding procedure and patient statistics. Our direct sales force and our distributors can collect this information for analysis. With CoolConnect, which is a HIPAA compliant connectivity and data management tool, we are able to accumulate and analyze treatment procedure information at the point of sale. These data assist our sales force in discussions with customers regarding their marketing efforts and program effectiveness. CoolConnect continues to be used across our installed base to collect real-time sales, demographic and marketing data that we believe can further optimize marketing strategies for both us and our customers. This information provides valuable trends and insights to our PDMs showing both account-level treatment information and comparisons against peer-group counterparts within the same geographic area.

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

In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, and aesthetic markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty on commercial sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we license from MGH. Any royalty we are required to pay will reduce our profits from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.
As of December 31, 2014, we had 70 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2014, 2013, and 2012, were $18.2 million, $17.1 million, and $12.7 million, respectively.
Sales and Marketing
Sales
In North America, we utilize a direct sales force to sell CoolSculpting. As of December 31, 2014, we had a North American sales force of 125 employees. To support the continued roll-out of CoolSculpting, we intend to continue to invest in our North American sales force.
In international markets, we sell CoolSculpting primarily through a network of distributors. As of December 31, 2014, we had an international sales team of 15 employees supporting approximately 40 independent distributors. Additionally, we utilize a separate direct sales force of 12 employees to sell into certain key markets in Europe. Our product currently has regulatory approval in 72 countries. We are increasing and intend to continue to increase penetration of our installed base in international markets in which CoolSculpting is currently sold and expand into attractive new international markets by identifying and training qualified distributors. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. In addition, we are opportunistically pursuing direct sales and expanding our marketing campaigns in select international markets.
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
Customers
As of December 31, 2014, one individual customer, which is a large aesthetic chain, accounted for 24% of accounts receivable. No other individual customer accounted for 10% or more of our accounts receivable. As of December 31, 2013, no individual customer accounted for 10% or more of our accounts receivable. Furthermore, no individual customer accounted for greater than 10% of total revenue during the years ended December 31, 2014, 2013 and 2012, respectively.
Customer Marketing and Support Programs
We intend to drive CoolSculpting procedures through our targeted marketing and customer support programs. During 2013 and 2014, we hired and trained a group of PDMs. Our PDMs train our customers on the use of the CoolSculpting system when the CoolSculpting system is first delivered to the customer's practice site. Following this initial training, our PDMs educate our customers on current CoolSculpting best practices and provide customers and their staff with sales and marketing training and support to help them increase patient demand for CoolSculpting procedures.
We also continue to offer a comprehensive practice certification program, originally launched in 2011. A customer's participation in this certification program and our other practice support programs, other than the initial training program, is voluntary. We have found that the most successful practices have the customer involved in every part of the training and marketing process. To become certified, customers must commit to engage in quarterly business strategy meetings with one of our PDMs, educate members of their office in our CoolSculpting best practices, and adopt our guidelines for before and after patient photographs. Once certified, customers receive distinction on our website. Furthermore, in late 2013 we launched the first of our customer training programs, CoolSculpting University. This program enables new and existing customers to successfully launch their CoolSculpting programs through a curriculum that includes hands-on education, live treatments and lecture-style presentations. In 2014, we hosted over 780 medical professionals from 395 offices worldwide at our CSU programs. To address the demand for this training from our customers we currently have one training center in Pleasanton, California which we opened in 2013, and a second center in Reston, Virginia, which we expect to open in the second quarter of 2015.

In addition, with the launch of our HIPAA compliant connectivity and data management tool, CoolConnect, across our installed base, we are able to collect real-time sales, demographic and marketing data that we believe can further optimize marketing strategies for both us and our customers. This information provides valuable trends and insights to our PDMs, showing both account-level treatment information and comparisons against peer-group counterparts within the same geographic area. We also leveraged our 2013 customer segmentation research to hone our messaging targeted towards consumers, and we have implemented a consistent creative strategy based on these insights.

Customer Support
We strive to provide our customers and authorized distributors with superior customer support. We maintain a staff of Customer Care personnel primarily in our facility in Pleasanton, California to support our customers worldwide. This staff is available by telephone and email to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our international distributors. In addition, we provide worldwide technical support to our customers and distributors year round. Our goal is to minimize the disruption caused by a service event, and we strive to repair our customer's CoolSculpting system or provide the customer with a replacement CoolSculpting system within one day after notifying us of a problem. In the event of a technical issue with a CoolSculpting system, one of our Customer Care personnel will call the customer and determine whether the technical issue may be resolved over the telephone or whether the issue requires intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to ship and setup a replacement CoolSculpting system, or the applicable module of the CoolSculpting system, at the customer's office. To reduce shipping times and costs, we ensure that a number of CoolSculpting systems and replacement modules are available in specific regions throughout North America and other international locations. Upon arrival at the customer site, our logistics provider will move the replacement CoolSculpting system or module into the customer's office, unpack it, set it up and then power on the CoolSculpting system to ensure it is working properly. Because of the modular design of our CoolSculpting system, our logistics provider is not required to have any specialized training or expertise, and a number of logistics providers are available to provide these services. Upon completion, our logistics provider calls our Customer Care personnel and confirms the successful delivery and setup, and then ships the defective CoolSculpting system or module to our headquarters for repair. We allow our customers to keep the newly delivered CoolSculpting system or the applicable module, and we repair and reuse the defective CoolSculpting system or module received from our customer for future service calls. In the direct markets outside of North America and our Europe direct markets, our CoolSculpting system is serviced and supported through our independent distributors. We pro-actively deploy replacement CoolSculpting systems, modules, and components to strategic hubs worldwide to facilitate quick response time to service events and to maximize customer “uptime.”

We provide a standard limited warranty on our products of one year for both control units and applicators for our direct customers. For indirect customers in international markets, we provide a standard limited warranty on our products of approximately three years for control units and one year for applicators. We also offer an extended warranty on both our CoolSculpting control units and CoolSculpting applicators.
Manufacturing
We occupy 45,858 square feet of executive offices in Pleasanton, California, 19,465 square feet in our manufacturing facility in Dublin, California and 15,755 square feet of warehouse space in Livermore, California. We manufacture and distribute our CoolSculpting system, including procedure packs, at our Dublin facility. The Livermore facility is used primarily for raw material storage. Through 2012 and the beginning of 2013, we had utilized OnCore Manufacturing LLC, or OnCore, to manufacture and supply to us our CoolSculpting system. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system.
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
Our current facilities are adequate to support our near term operations; however, they may not be sufficient in the long term. Leases for our manufacturing and warehouse locations expire in December 2015. We are currently in the process of re-evaluating our lease terms for some of our facilities.
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
In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. The patient is required to undergo multiple treatments and is prescribed a special diet and exercise program as part of the treatment protocol.
In September 2011, the FDA cleared the marketing of a high intensity focused ultrasound (HIFU) product for circumferential reduction offered by Solta Medical, Inc., now a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. This HIFU product delivers focused ultrasound and utilizes heat to non-invasively eliminate fat cells in a single procedure. Utilizing heat to eliminate fat cells, however, has a number of significant limitations compared to the elimination of fat cells through cooling as provided by CoolSculpting. The high temperatures generated by focused ultrasound energy may cause patient pain during and after the procedure. In addition, heat may not be as effective at targeting fat cells, which makes the procedure more difficult to perform and can lead to collateral damage and necrosis to tissues in the target zone, including nerves and connective tissues, which can result in scar tissue formation.
In April 2014, the UltraShape system from Syneron Medical Ltd. received FDA clearance for non-invasive fat cell destruction using non-thermal, focused ultrasound. The focused ultrasound creates a mechanical disruption that immediately damages the fat cell. The typical patient will undergo 3-4 treatment procedures and each procedure takes an hour of a clinician’s time.

In addition to the devices above that have a FDA clearance for fat reduction, circumferential reduction or fat cell destruction, there are several radio frequency devices that make claims around general heating for body contouring. In the fourth quarter of 2012, Cutera, Inc., a publicly traded company, introduced TruSculpt, a radio frequency (RF) product used to heat the fat to cause apoptosis. Their target audience for TruSculpt is their existing customer base as well as the dermatologists, plastic surgeons and aesthetic customers that we target. The Cutera TruSculpt device has a clearance for deep heating and for temporary reduction in the appearance of cellulite. To date there are no published peer-reviewed clinical trials showing photographic or measurable results for fat layer reduction or circumferential reduction.
In 2013, BTL Industries, headquartered in Prague, Czech Republic, introduced the Vanquish system for body contouring. The Vanquish system emits radio frequency waves at 27.1 MHz that selectively heat fat cells with a non-contact applicator. The FDA clearance for this device is from the physical medicine division for therapeutic deep tissue heating for relieving pain, increasing blood flow and range of motion.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are cleared for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.
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
We believe that CoolSculpting competes favorably, largely on the basis of the following competitive factors:

•	CoolSculpting only affects fat cells without endangering any other structures in the skin resulting in more consistent, more predictable and durable outcomes;

•	CoolSculpting is able to achieve measurable results with minimal patient discomfort and high patient satisfaction;

•
CoolSculpting does not require a person to administer the procedure after the procedure is started which creates favorable customer practice economics by freeing uptime for the practice to generate additional revenue with new patients or with the patient undergoing CoolSculpting; and

•	Effectiveness of sales and marketing programs and initiatives along with product placement and distribution strategy.

Patents and Proprietary Technology
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2014, our patent portfolio comprised 117 issued patents and 83 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our core Cryolipolysis technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from MGH and generally relate to our core technology relating to our CoolSculpting system. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2023 or later.
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
ZELTIQ®, CoolSculpting®, and our logo are among our registered trademarks in the United States and in certain foreign countries.
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

Material Agreements

Massachusetts General Hospital License Agreement
In May 2005, we entered into an exclusive license agreement with the General Hospital Corporation, which owns and operates the Massachusetts General Hospital, or MGH, which was amended and restated in September 2011. Under this agreement, MGH granted to us an exclusive worldwide, royalty-bearing license to patent applications related to our controlled cooling platform technology, including the removal of cutaneous, subcutaneous or subdermal fat, treatment or removal of cellulite, and any therapy or procedures to the tissues and structures of the skin, subcutaneous tissue, and tumors, lesions and adipose tissue of the skin and of subdermal tissue. As consideration for the license granted to us by MGH, we agreed to pay to MGH (i) an upfront, non-refundable license issue fee of $0.3 million, (ii) a non-refundable minimum annual license maintenance payment of $75,000, $0.1 million, $0.2 million, and $0.2 million upon the first, second, third, and each subsequent anniversary of the effective date of the agreement following our first commercial sale, respectively, credited against royalty payments due to MGH on net income and distributor income in the same year, (iii) payments totaling approximately $8.1 million upon the successful achievement of regulatory and commercial milestones, including (a) $1.1 million due upon receipt of FDA clearance to market our CoolSculpting system for the selective reduction of fat, (b) $1 million due upon achieving cumulative net sales of $70 million, and (c) $6 million due upon the earlier to occur of achieving cumulative net sales of $200 million or the completion of a change of control as defined in the agreement, including a qualifying initial public offering and (iv) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting. We have the option to buy down up to 25% of the future royalty payments, and the agreement has a provision that requires an equitable adjustment to a specified royalty rate triggered by certain market conditions. We also agreed to pay to MGH a percentage of sublicense royalties in certain circumstances and to reimburse MGH for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights under the agreement.

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

As of December 31, 2014, we have completed all milestones associated with the license agreement with MGH and have made all required license fee and milestone payments to MGH, described above. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.
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
Each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device's safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA's current Good Manufacturing Practices, or cGMP, and Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life-sustaining, life-

supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.
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
The CoolSculpting system originally received 510(k) clearance in 2008 as a skin cooling device to minimize pain and thermal injury during laser and dermatological treatments. An additional 510(k) notification was submitted to the FDA in 2008 for the indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer. That premarket notification was subsequently determined by the FDA to be not substantially equivalent to the predicates identified because the device had a new intended use that alters the therapeutic effect impacting safety and effectiveness; therefore, our device for cold-assisted lipolysis and a reduction in the subcutaneous fat layer was automatically classified as Class III. We petitioned the FDA that this classification should be Class II because it does not support or sustain human life, is not of substantial importance in preventing impairment of human health, and does not present a potential, unreasonable risk of illness or injury. In September 2010, the FDA approved our de novo petition for Class II reclassification and issued a clearance letter for non-invasive fat reduction of the flanks (love handles). Subsequently on May 2, 2012, we received FDA clearance for expansion of the CoolSculpting indication to include the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and most recently, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. We are currently conducting clinical trials of the CoolSculpting system on fat reduction for additional indications.
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
Regulation After FDA Clearance or Approval
Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies, including establishment registration and device listing with the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which include, among other things, testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and operate our manufacturing facilities under the FDA's cGMP requirements and are subject to periodic inspection by the FDA for compliance with regulatory requirements.

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

Fraud and Abuse Regulations
We may be subject to numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute and False Claims Act that are intended to reduce waste, fraud, and abuse in the health care industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than health care, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. In addition, many states have enacted or are considering laws that limit arrangements between medical device manufacturers and physicians and other health care providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must operate our business within the requirements of these laws and, if we were accused of violating them, could be forced to expend significant resources on investigation, remediation, and monetary penalties. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, can be excluded from federal health care programs and become subject to substantial civil and criminal penalties, and have often become subject to consent decrees severely restricting the manner in which they conduct their business.
Because we have commercial operations overseas, we are subject to the Foreign Corrupt Practices Act, or FCPA, and other countries' anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act and Chinese anti-corruption laws. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.
Patient Protection and Affordable Care Act
Our operations are impacted by the federal Patient Protection and Affordable Care Act of 2010, which, as amended is known as the ACA. Effective January 1, 2013, we began to incur a 2.3% excise tax on sales of medical devices in the United States. Compliance with the ACA has imposed significant administrative and financial burdens on us.
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
Employees
As of December 31, 2014, we had 408 employees, with 214 employees in sales and marketing, 70 in research and development, including clinical, regulatory and certain quality functions, 69 employees in operations, and 55 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are in good standing and we strive to foster a positive work environment.

Financial Information About Geographic Areas
Financial information regarding revenue and long-lived assets by geographic area is included in Note 14 “Segment Information” in “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K. Financial information regarding revenue, profit and loss and total assets is included in the financial statements in this Annual Report on Form 10-K.
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

ITEM 1A. RISK FACTORS
Our operational and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.
Risks Related to Our Business

We have limited operating experience and a history of net losses, and although we have achieved net income in the year ended December 31, 2014, we may not be able to maintain profitability.

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We have incurred significant net losses since our inception through the end of 2013, including net losses of approximately $19.3 million in 2013 and $30.1 million in 2012, and as of December 31, 2014, we had an accumulated deficit of approximately $131.5 million. Although in the year ended December 31, 2014, we achieved net income, there is no guarantee that we will be able to continue to achieve net income. Our net income for the year ended December 31, 2014, was only $1.5 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems is driven by consumer demand. Procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients are adversely affecting the market in which we operate.

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

Regulations related to conflict minerals could adversely impact our business.

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

We have increased our headcount from 208 at January 1, 2013, to 408 at December 31, 2014, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

The 510(k) clearance process, as well as the process for obtaining foreign approvals, can be expensive, time-consuming, and uncertain. We anticipate that the direct clinical costs to support a 510(k) application for an additional indication for CoolSculpting will range from $0.25 million to $0.5 million. In addition to the time required to conduct clinical trials, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance; however, it may take longer, and 510(k) clearance may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for any product enhancements or new products we develop would result in delayed, or no, realization of revenue from such product enhancements or new products and in substantial additional costs which could decrease our profitability.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, in the future, the FDA may require more burdensome premarket approval of our procedures rather than the 510(k) clearance process we have used to date and anticipate primarily using in the future. Our CoolSculpting Platform is also subject to state regulations which are, in many instances, in flux. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of certain products;

•	additional record keeping; and

•	additional warnings.

Each of these would likely entail substantial time and cost and could materially harm our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for our new products would harm our business, financial condition, and results of operations.

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers, and third-party payers. In March 2010, Congress enacted comprehensive health care reform legislation known as the Patient Protection and Affordable Care Act of 2010, which, as amended is known as the ACA. Among other things, the ACA established the framework for new regulatory mandates and other measures designed to constrain medical costs. The ACA also established significant taxes on medical technology manufacturers that are expected to result in significant cost to the medical technology industry. The ACA imposes a 2.3% excise tax on certain sales of medical devices by manufacturers in the United States. There is no exemption for small companies, and we began paying the tax in 2013. We expect compliance with the ACA to continue to impose significant administrative and financial burdens on us, which may harm our results of operations.

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

To our knowledge, the CoolSculpting Platform is not reimbursed by any third party payors, including federal health care programs such as Medicare and Medicaid. This helps to limit our possible exposure under certain U.S. health regulatory laws that have been at issue in some other medical technology enforcement. This also means we are not required to track and report marketing expenditures under the federal physician payment “sunshine” provisions enacted under the ACA. However, in the event third party reimbursement were available (or was caused to be paid inappropriately), our business could potentially be subject to a range of broad-reaching health regulatory laws, including, for example, the federal health care anti-kickback statute, the ACA’s “sunshine” provisions, and the federal civil false claims act. In addition, even without third party reimbursement for the CoolSculpting Platform, state “consumer protection” laws generally prohibit unfair and deceptive marketing practices directed at consumers, and such laws are generally broad enough to prohibit a range of marketing activities with respect to health care products and services that may be acceptable in other industries.

We may be exposed to liabilities under the FCPA and other anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. Also, similar worldwide anti-bribery laws, such as the U.K. Bribery Act and Chinese anti-corruption laws, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have implemented policies and procedures to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or international anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, consultants or agents.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2014, our patent portfolio comprised 117 issued patents and 83 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to March 3, 2015, our stock has had low and high sales prices per share in the range from $3.20 to $35.90 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 20% of our outstanding common stock as of March 3, 2015. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

We occupy 45,858 square feet for our executive offices in Pleasanton, California, under a lease which extends through March 2019, 19,465 square feet in our manufacturing facility in Dublin, California, under a lease which extends through December 2015, and 15,755 square feet of warehouse space in Livermore, California, under a lease which extends through December 2015. We manufacture and distribute our CoolSculpting system, including procedure packs, at our Dublin facility. The Livermore facility is used primarily for raw material storage. We also occupy office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through April 2015, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through October 2015, Reston, Virginia, under a lease which extends through August 2020, and Dublin, Ireland under a month-to-month lease. We are currently in the process of reevaluating our lease terms for some of our facilities.

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

2014	High	Low
First Quarter	$24.79	$16.05
Second Quarter	20.99	15.07
Third Quarter	27.04	13.30
Fourth Quarter	30.02	20.54

2013
First Quarter	$5.11	$3.47
Second Quarter	6.70	3.20
Third Quarter	9.79	5.85
Fourth Quarter	19.42	8.71
As of March 3, 2015, there were approximately 21 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on October 19, 2011 through December 31, 2014, for (1) our common stock, (2) the NASDAQ Composite index and (3) the NASDAQ Medical Equipment Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	December 31, 2012	December 31, 2013	December 31, 2014
ZELTIQ Aesthetics, Inc.	$29.87	$122.00	$180.06
NASDAQ Composite	127.90	181.10	205.86
NASDAQ Medical Equipment	123.92	146.27	165.10

Repurchases of Equity Securities
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2014. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013, from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010, were derived from the audited financial statements that are not included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$174,478	$111,626	$76,194	$68,144	$25,461
Cost of revenue (1)	50,064	34,189	25,506	26,101	12,295
Gross profit	124,414	77,437	50,688	42,043	13,166
Operating expenses:
Research and development (1)	18,196	17,090	12,693	10,488	8,222
Sales and marketing (1)	83,579	63,185	51,167	28,953	11,987
General and administrative (1)	20,515	16,510	16,867	11,299	5,873
Total operating expenses	122,290	96,785	80,727	50,740	26,082
Income (loss) from operations	2,124	(19,348)	(30,039)	(8,697)	(12,916)
Interest income (expense), net	63	80	129	(93)	(497)
Other income (expense), net	(425)	103	(92)	(765)	(120)
Income (loss) before income taxes	1,762	(19,165)	(30,002)	(9,555)	(13,533)
Income tax expense	231	140	141	48	—
Net income (loss)	1,531	(19,305)	(30,143)	(9,603)	(13,533)
Cumulative dividends on convertible preferred stock	—	—	—	(5,099)	(5,426)
Net income (loss) attributable to common stockholders	$1,531	$(19,305)	$(30,143)	$(14,702)	$(18,959)
Net income (loss) per share attributable to common stockholders, basic (2)	$0.04	$(0.53)	$(0.87)	$(1.96)	$(20.19)
Net income (loss) per share attributable to common stockholders, diluted (2)	$0.04	$(0.53)	$(0.87)	$(1.96)	$(20.19)

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$28,649	$25,798	$22,876	$83,908	$12,667
Restricted cash, short- and long-term investments	21,651	30,613	36,173	255	425
Working capital	56,540	42,430	49,590	84,086	7,694
Total assets	103,905	88,054	90,269	105,999	19,283
Total capital lease obligations	382	—	—	—	—
Total notes payable	—	—	—	310	1,596
Convertible preferred stock warrant liability	—	—	—	—	257
Convertible preferred stock	—	—	—	—	93,888
Total stockholders' equity (deficit)	$70,519	$62,576	$72,580	$94,303	$(84,493)

(1)	The following table presents stock-based compensation related to stock based awards granted to employees and non-employees in each expense category or as a reduction in revenue:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$833	$—	$—	$—	$—
Cost of revenue	443	248	131	54	39
Research and development	1,073	1,645	894	542	100
Sales and marketing	2,917	1,783	827	533	89
General and administrative	4,117	2,984	3,137	1,150	1,059
Total stock-based compensation	$9,383	$6,660	$4,989	$2,279	$1,287

(2)
See Notes 2 and 12 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income (loss) per share of common stock attributable to common stockholders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Annual Report on Form 10-K. Also see "Cautionary Language Regarding Forward-Looking Statements" immediately prior to Part I of this Annual Report on Form 10-K.

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue primarily from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolSmooth applicator in April 2014, we currently offer five CoolSculpting applicators for use with our CoolSculpting system.
We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and most recently, in January 2015 we were cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to areas on the body other than the flanks, abdomen and thighs. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen and thighs.
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 23%, 20% and 26% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $174.5 million, $111.6 million and $76.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators. Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 53%, 55% and 51% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Our worldwide installed base grew by 46% from 2,175 units as of December 31, 2013, to 3,176 units as of December 31, 2014.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 47%, 45% and 49% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We shipped 625,186, 382,247 and 273,156 CoolSculpting revenue cycles to our customers during the years ended December 31, 2014, 2013 and 2012, respectively.

Our business plan focuses on expanding our installed base of systems at customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our targeted marketing programs. We anticipate that as we continue to implement our business plan and expand our installed base our consumable revenue will increase as a percentage of our total revenue.

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

Revenue Recognition

We derive our revenue from the sales of the CoolSculpting system, consisting of a control unit and applicators, and, from time to time, related extended warranty arrangements, and from the sale of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. We do not market this software separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. We market the CoolSculpting system as a non-invasive aesthetic device for the selective reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, we do not incur significant software development costs or capitalize our software development costs. Based on this assessment, we consider the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC. We earn revenue from the sale of our products to our customers and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. We defer revenue in the event that any of the revenue recognition criteria is not met.

Persuasive Evidence of an Arrangement. We use contracts or customer purchase orders to determine the existence of an arrangement.

Transfer of title. Our standard terms specify that title transfers upon shipment to the customer. We use third party shipping documents to verify that title has transferred.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, we allocate revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, we may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management's best estimate of the sales price, or ESP, of each element to determine the relative selling price. We base the relative selling prices for control units, applicators, CoolCards and extended warranty on established price lists and separate, stand-alone sales of these elements. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. We believe the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. Our products do not require maintenance or support. In a multiple-element arrangement, revenue is deferred for undelivered elements, which are generally training or extended warranty. Revenue on undelivered elements of an arrangement is recognized when all revenue recognition criteria have been met.

Shipping and handling costs. We expense shipping and handling costs as incurred and include them in cost of revenue. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as revenue.

Customer Programs and Payments

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

Accounting for Payments to Customers

We occasionally enter into transactions where we provide consideration to our customers in the forms of cash payments or stock-based awards in exchange for certain goods and services. We account for such payments to customers in accordance with ASC 605-50, Revenue Recognition: Customer Payments and Incentives, which requires management to characterize the payment as a reduction of revenue if we are unable to demonstrate the receipt of a benefit that is identifiable and sufficiently separable from the revenue transaction and reasonably estimate the fair value of the benefit identified. Significant management judgment and estimates must be used to determine the fair value of the benefit received in any period. For stock awards, we believe that the fair value of the awards is more reliably measured than the fair value of the benefit received. The fair value of the stock awards is measured as of the date at which either the commitment for performance by the customer to earn the award is reached or the date the customer’s performance is complete. Until that point is reached, the award is revalued at each reporting period with the true-up to fair value recorded in current period earnings.

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

Product Warranty

We provide a standard limited warranty on our products of one year for both control units and applicators for our direct customers. For indirect customers in international markets, we provide a standard limited warranty on our products of approximately three years for control units and one year for applicators.

We estimate and provide for future costs for initial product warranties upon shipment. We base product warranty costs on related freight, material, technical support labor, and overhead costs. We provide for the estimated product warranty costs by considering our historical costs and applying the experience rates to each product sold over the outstanding warranty period. We must exercise judgment in estimating our expected product warranty costs. If actual product failure rates, freight, material, technical support, labor, and overhead costs differ from our estimates, we will be required to revise our estimated warranty liability. We have recorded a liability of $0.6 million and $0.7 million as of December 31, 2014 and 2013, respectively, for future warranty expense.

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

Income Taxes

We are subject to income taxes in multiple jurisdictions, including but not limited to the United States and United Kingdom, and we use estimates in determining our income taxes. We use the asset and liability method of accounting for income taxes. Under this method, we calculate deferred tax asset or liability account balances at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect our taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2014, we had a $48.7 million valuation allowance against $48.8 million of deferred tax assets.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to tax positions existing at December 31, 2014, will significantly increase or decrease in the next 12 months.

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

Out of period adjustments

During the three months ended December 31, 2014, we recorded and corrected an adjustment related to stock-based compensation that resulted in $0.7 million of revenue reduction. The adjustment to revenue resulted from an error in the application of generally accepted accounting principles related to payments to customers for services starting in the second quarter of 2013 through the third quarter of 2014. Of the total amount of this adjustment, $0.4 million related to the fiscal year ending December 31, 2013. The error caused the overstatement of revenue and sales and marketing expense in prior periods due to the missclassification of this stock-based compensation. This adjustment did not have any impact to our consolidated net income (loss) as reported in the consolidated statements of operations in any current or prior interim or annual period. We do not believe that such amounts are material to current and previously reported consolidated financial statements.

Results of Operations

Revenue (in thousands, except for percentages):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Revenue
System revenue	$93,015	$61,359	$31,656	52%
Consumable revenue	81,463	50,267	31,196	62%
Total revenue	$174,478	$111,626	$62,852	56%

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Revenue
System revenue	$61,359	$39,145	$22,214	57%
Consumable revenue	50,267	37,049	13,218	36%
Total revenue	$111,626	$76,194	$35,432	47%

Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, an increase in our installed base of CoolSculpting systems along with the release of our CoolSmooth applicator, and increased focus and prioritization of our business through our revamped sales team structure and training.

System revenue. We experienced incremental growth in system revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of increased system sales in both North America and our International markets due to the reasons stated above. Overall, we placed 1,001 systems in the year ended December 31, 2014, as compared to 692 systems in the year ended December 31, 2013. Additionally, with the launch of our CoolSmooth applicator in April 2014, system bundles now include five CoolSculpting applicators for use with our CoolSculpting system which resulted in an increase in average selling price per system bundle. We also experienced an increase in sales of add-on applicators to existing customers primarily related to the launch of our CoolSmooth applicator. Such total incremental add-on applicator revenue was $9.6 million in the year ended December 31, 2014, whereas in the in the year ended December 31, 2013, our incremental add-on revenue, related primarily to our CoolFit and CoolCurve+ applicators, totaled $4.8 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

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

Consumable revenue. The increase in consumable revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and the success of our targeted marketing programs in the year ended December 31, 2014, as compared to the year ended December 31, 2013, as well as due the release of our CoolSmooth applicator which requires a different consumable procedure pack than our other applicators. Our consumable procedure packs carry two tiers of pricing, and the CoolSmooth consumable procedure pack is priced at the lower tier. With the introduction of the CoolSmooth applicator in April 2014, we saw a shift of sales to the lower tier pricing, which offsets the increase in volume to a small extent. Additionally, during the first quarter of 2014, we discontinued our practice of providing rebates to our customers associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases. These rebates reduced consumable revenue in periods prior to this program change.

The increase in consumable revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the growth of our worldwide installed base of CoolSculpting systems, and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs. Our installed base increased primarily in North America and to a lesser extent in Europe resulting from the launch of our international direct sales organization during the second quarter of 2012. This increase was partially offset by rebates associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases that was launched in the third quarter of 2012.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Cost of revenue	$50,064	34,189	$15,875	46%
% of total revenue	29%	31%
Gross profit	$124,414	$77,437	$46,977	61%
Gross profit %	71%	69%

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Cost of revenue	$34,189	$25,506	$8,683	34%
% of total revenue	31%	33%
Gross profit	$77,437	$50,688	$26,749	53%
Gross profit %	69%	67%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was mainly attributable to increased sales volume, as higher production driven by the increase in sales led to better utilization on a relatively fixed base of overhead costs. Additionally, the increase in gross profit as a percentage of revenue is attributable to our growing system installed base which continues to drive higher consumable sales which carry higher margins. We continue to focus on cost reduction across our product portfolio, as well as experience the benefit of the completion of the in-sourced manufacturing structure during the second quarter of 2013 and as result experienced a full year benefit of in-sourced manufacturing during 2014, compared to only the second half of 2013. These increases were offset in part by the high volume of sales of our CoolSmooth applicator, which during 2014 carried a slightly lower standard margin than our other applicators. This applicator was launched in April 2014 with introductory pricing through both the second and third quarter of 2014. We also experienced a slight decline in margins as result of higher international system sales as a percentage of total system revenue during 2014, when compared to 2013, which carry a lower standard margin than our North America system sales.

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

Operating Expenses (in thousands, except for percentages):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Operating expenses:
Research and development	$18,196	$17,090	$1,106	6%
% of total revenue	10%	15%
Sales and marketing	$83,579	$63,185	$20,394	32%
% of total revenue	48%	57%
General and administrative	$20,515	$16,510	$4,005	24%
% of total revenue	12%	15%
Total operating expenses	$122,290	$96,785	$25,505	26%

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Operating expenses:
Research and development	$17,090	$12,693	$4,397	35%
% of total revenue	15%	17%
Sales and marketing	$63,185	$51,167	$12,018	23%
% of total revenue	57%	67%
General and administrative	$16,510	$16,867	$(357)	(2)%
% of total revenue	15%	22%
Total operating expenses	$96,785	$80,727	$16,058	20%

Research and development. Research and development expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in payroll related costs of $1.1 million attributed to higher headcount and an increase in performance-based compensation. This increase was offset in part by a $0.5 million decrease in consulting, time and expense, and administrative expenses as result of a reduction in the number of consultants being utilized. We also experienced an increase in materials, operations and clinical costs of $0.5 million as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications including our recently announced CoolSmooth PRO, which we expect to launch in the second quarter of 2015. Facilities and other allocable costs also increased by $0.3 million resulting from increased headcount and operating costs related to the growth in our business. Additionally, stock-based compensation expense decreased by $0.6 million attributed to costs associated with non-recurring severance expenses during the year ended December 31, 2013, with no similar activity during the year ended December 31, 2014.

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

Sales and marketing. Sales and marketing expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the significant increase in headcount attributable to our sales force, which increased by 52%, as we continue to expand into new and existing markets. This growth in headcount resulted in an increase in payroll related costs of $8.3 million, which includes an increase in performance-based compensation resulting from revenue growth. Stock-based compensation expense also increased by $1.1 million attributed to grants to existing and new employees and due to an increase in stock price. Travel and related expenses increased by $3.5 million associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced an increase in advertising, public relations and collateral production expenses of $6.3 million associated with costs incurred in conjunction with our sales and marketing initiatives. These costs were primarily related to brand and collateral development associated with our re-branding initiative, which was launched in the second quarter of 2014. We also incur expenses related to cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs decreased by $1.8 million due to a change in the program during the first quarter of 2014 whereby the amount of available reimbursement was reduced and fewer customers were able to qualify for partial reimbursement on qualifying advertising expenditures.
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

General and administrative. General and administrative expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in payroll related costs of $1.6 million resulting from higher headcount in certain functions to support growth in our business. Stock-based compensation expense also increased by $1.1 million attributed to grants to existing and new employees and due to an increase in stock price. Professional service fees increased by $0.7 million associated with the growth of our business as well as our expansion into international markets. Additionally, we experienced a $0.7 million increase in legal expenses mainly due to an increase in IP enforcement, both domestically and overseas.
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

Interest Income (Expense) and Other Income (Expense), Net (in thousands, except for percentages):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Interest income (expense), net	$63	$80	$(17)	(21)%
% of total revenue	—%	—%
Other income (expense), net	$(425)	$103	$(528)	(513)%
% of total revenue	—%	—%

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Interest income (expense), net	$80	$129	$(49)	(38)%
% of total revenue	—%	—%
Other income (expense), net	$103	$(92)	$195	(212)%
% of total revenue	—%	—%

Interest income (expense), net. During the years ended December 31, 2014, 2013 and 2012, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in our investments.

Other income (expense), net. The change in other income (expense), net for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of an unfavorable change in foreign exchange rates, primarily the British Pound.
The increase in other income (expense), net for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily the result of proceeds received related to a favorable patent defense ruling.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of December 31, 2014, 2013 and 2012, as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash and cash equivalents	$28,649	$25,798	$22,876
Short-term investments	16,286	18,840	22,563
Long-term investments	4,805	11,442	13,141
Total	$49,740	$56,080	$58,580

Working capital	$56,540	$42,430	$49,590

Summary Statement of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Net cash used in operating activities	$(856)	$(4,081)	$(26,626)
Net cash provided by (used in) investing activities	6,357	4,384	(37,507)
Net cash provided by financing activities	(2,188)	2,562	3,101
Effect of exchange rate on cash and cash equivalents	(462)	57	—
Net increase (decrease) in cash and cash equivalents	$2,851	$2,922	$(61,032)

Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Operating activities.

Net cash used in operating activities was $0.9 million during the year ended December 31, 2014, and consisted of a net income of $1.5 million and non-cash items of $12.6 million, offset by a net change in operating assets and liabilities of $15.0 million. Non-cash items for the year ended December 31, 2014, consisted primarily of a stock-based compensation expense of $9.4 million, depreciation and amortization expense of $1.8 million and an increase of $0.9 million in expense related to excess and obsolete inventory. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $6.9 million, an increase in accounts receivable of $11.2 million, and an increase in prepaid expenses and other assets of $2.4 million. Theses uses of cash were offset in part by an increase in accounts payable, accrued and other non-current liabilities of $2.6 million and an increase of $2.9 million in deferred revenue. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, increases in purchases of materials to support demand for our recently launched CoolSmooth applicator as well as compliance requirements for products being sold in the European Union. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in prepaid expenses and other assets is primarily due to timing of payments, as well as receivables for credit card payments in transit. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, higher accrued royalty as result of an increase in sales, an increase in advance payments primarily from international customers due to timing of payment receipt and related shipment and due to an increase in accrued payroll and employee related expenses as a result of an increase in headcount. The increase in deferred revenue is primarily a result of an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer attendance of the CoolSculpting University that has not yet occurred.

Net cash used in operating activities was $4.1 million during the year ended December 31, 2013, and consisted of a net loss of $19.3 million, offset by a net change in operating assets and liabilities of $6.2 million and non-cash items of $9.0 million. Non-cash items for the year ended December 31, 2013, consisted primarily of a stock-based compensation expense of $6.7 million and depreciation and amortization expense of $1.7 million. The significant items in the change in operating assets and liabilities include cash generated from decreases in inventory of $2.2 million and an increase in accounts payable, accrued and other non-current liabilities of $7.5 million, offset in part by an increase in accounts receivable of $3.1 million. The decrease in inventory was as result of our continued focus on the management of inventory levels and increased sales. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors as well as higher accrued payroll related to performance-based compensation, while the increase in accounts receivable is driven by the increase in sales as well as timing of payment receipts from customers.

Net cash used in operating activities was $26.6 million during the year ended December 31, 2012, resulting primarily from our net loss of $30.1 million and a net change in operating assets and liabilities of $4.0 million, offset by non-cash items of $7.5 million. Non-cash items for the year ended December 31, 2012, consisted primarily of a stock-based compensation expense of $5.0 million and depreciation and amortization expense of $1.6 million. The significant items in the change in operating assets and liabilities include an increase in inventory of $6.7 million attributed to the preparation of our transition from the use of OnCore Manufacturing LLC, to manufacture and supply to us our CoolSculpting control units and certain of our applicators to our in-sourcing of these services and an increase in accounts receivable of $2.5 million attributed to a larger number of customers with credit terms that reduced our cash flow from operating activities, partially offset by an increase in accounts payable, accrued and other non-current liabilities of $5.4 million mainly due to higher advertising expenses and customer and patient rebates that were introduced as part of certain marketing programs in fiscal year 2012 that increased our cash flow from operating activities.

Investing activities.

Net cash provided by (used in) investing activities was $6.4 million, $4.4 million and $(37.5) million for the years ended December 31, 2014, 2013, and 2012, respectively. In 2014, we received proceeds from the sale and maturity, net of purchases, of $8.9 million of short-term and long-term investments. Purchases of property and equipment amounted to $2.3 million for the year ended December 31, 2014, primarily as result of purchases of leasehold improvements, furniture and fixtures and certain software to support the growth and expansion of our business and related facilities. In 2013, we received proceeds from the sale and maturity, net of purchases, of $5.1 million of short-term and long-term investments, offset in part by $0.8 million related to purchases of property and equipment. In 2012, the net cash used in investing activities was primarily attributable to our net purchases of $49.4 million of short-term and long-term investments and purchases of $1.4 million of property and equipment and offset in part by our receipt of $13.5 million upon the maturity of investments.

Financing activities.

Net cash used in financing activities during the year ended December 31, 2014, of $2.2 million consisted of $6.6 million of tax payments related to shares withheld for vested restricted stock units, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $4.3 million. Net cash provided by financing activities during the year ended December 31, 2013, of $2.6 million consisted of $3.4 million proceeds received from the issuance of common stock upon the exercise of stock options and the employee stock purchase plan, offset in part by $0.9 million of tax payments related to shares withheld for vested restricted stock units. Net cash provided by financing activities during the year ended December 31, 2012, of $3.1 million consisted of $3.2 million proceeds received from the issuance of common stock upon the exercise of stock options and $0.2 million of proceeds from the payment of the note receivable by a stockholder, offset in part by the repayment of notes payable of $0.3 million to Silicon Valley Bank.

Our cash, cash equivalents and investments declined by $6.3 million from $56.1 million as of December 31, 2013, to $49.7 million as of December 31, 2014. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include capital lease obligations, operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of December 31, 2014 (in thousands):

	Payments due in Fiscal Year
	Total	2015	2016-2017	2018-2019	After 2019
Contractual Obligations:
Capital lease obligations	$405	$132	$273	$—	$—
Operating lease obligations	7,316	1,844	3,215	2,173	84
Purchase commitments	4,000	4,000	—	—	—
Total	$11,721	$5,976	$3,488	$2,173	$84

This compares to our fixed contractual obligations and commitments, as of December 31, 2013, of $7.5 million.

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

Lease Commitments

We lease facilities under non-cancellable operating leases with various expiration dates through August 2020. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2014, 2013 and 2012, was $1.5 million, $1.4 million and $1.2 million, respectively.

Future minimum lease payments under the non-cancellable operating leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2015	1,844
2016	1,591
2017	1,624
2018	1,666
2019	507
Thereafter	84
Total future minimum lease payments	$7,316

Capital Lease Obligations

We have entered into certain capital lease obligations to purchase equipment for operations which includes a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes the following amounts under leases that have been capitalized as of December 31, 2014, as follows (in thousands):

	Useful life (Years)	December 31, 2014
Computer equipment	3 years	382
Total capital leased equipment		382
Less: Accumulated depreciation and amortization		(21)
Capital leased equipment, net		$361

Total amortization of assets acquired under capital leases was $21,000 for the year ended December 31, 2014, which is included in total depreciation and amortization expense. There were no such arrangements during the years ended December 31, 2013, and December 31, 2012.

Future minimum payments required under capital leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$132
2016	132
2017	141
Total future payments	$405

Less: Amount representing interest	$23
Present value of future minimum payments	382
Less: Current portion	120
Long term portion	$262

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $4.0 million and $6.0 million at December 31, 2014 and 2013, respectively.

Unrecognized Tax Benefits

The table above excludes our gross liability for unrecognized tax benefits which totaled $21,000, including estimated interest and penalties, as of December 31, 2014, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2014, presented above.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2014	2013
Balance at the beginning of the period	$676	$902
Accruals for warranties issued	284	197
Settlements of warranty claims	(391)	(423)
Balance at the end of the period	$569	$676

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, or ADVANCE, dated March 18, 2011, and amended on February 27, 2012, and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. As of November 2014, ADVANCE is no longer a distributor in Mexico. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement for the years ended December 31, 2014, 2013 and 2012, was $2.1 million, $2.3 million and $2.5 million, respectively. The accounts receivable balance under this distribution agreement as of December 31, 2014 and 2013, was $0.2 million and $0.2 million, respectively.

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

Off-balance Sheet Arrangements

As of December 31, 2014, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. Our exposure to foreign currency exchange risk has been insignificant because the majority of our revenue and our expenses are incurred and paid in U.S. dollars.

Interest Rate Fluctuations

We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair market value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2014 and 2013, we had approximately $21.1 million and $30.3 million invested in available-for-sale short-term and long-term investments, respectively. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2014, and therefore, we are not subject to risks from immediate interest rate decreases.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Exchange

Our exposure to foreign currency exchange risk has been insignificant because our revenue and our expenses are primarily incurred and paid in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZELTIQ Aesthetics, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of ZELTIQ Aesthetics, Inc. and its subsidiaries at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 10, 2015

ZELTIQ Aesthetics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,649	$25,798
Short-term investments	16,286	18,840
Accounts receivable, net	21,472	10,221
Inventory	15,536	8,406
Prepaid expenses and other current assets	7,060	4,368
Total current assets	89,003	67,633
Long-term investments	4,805	11,442
Restricted cash	560	331
Property and equipment, net	3,724	2,158
Intangible asset, net	5,780	6,481
Other assets	33	9
Total assets	$103,905	$88,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,824	$5,165
Accrued liabilities	21,450	18,364
Deferred revenue	5,069	1,674
Current portion of capital lease obligations	120	—
Total current liabilities	32,463	25,203
Long-term capital lease obligations, less current portion	262	—
Other non-current liabilities	661	275
Total liabilities	$33,386	$25,478
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at December 31, 2014, and December 31, 2013	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at December 31, 2014, and December 31, 2013; 38,123,998 and 37,038,374 shares issued and outstanding at December 31, 2014, and December 31, 2013, respectively	42	41
Additional paid-in capital	202,701	195,507
Accumulated other comprehensive income (loss)	(696)	87
Accumulated deficit	(131,528)	(133,059)
Total stockholders’ equity	70,519	62,576
Total liabilities and stockholders’ equity	$103,905	$88,054
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2014	2013	2012
Revenue	$174,478	$111,626	$76,194
Cost of revenue	50,064	34,189	25,506
Gross profit	124,414	77,437	50,688
Operating expenses:
Research and development	18,196	17,090	12,693
Sales and marketing	83,579	63,185	51,167
General and administrative	20,515	16,510	16,867
Total operating expenses	122,290	96,785	80,727
Income (loss) from operations	2,124	(19,348)	(30,039)
Interest income (expense), net	63	80	129
Other income (expense), net	(425)	103	(92)
Income (loss) before income taxes	1,762	(19,165)	(30,002)
Income tax expense	231	140	141
Net income (loss)	1,531	(19,305)	(30,143)
Basic net income (loss) per share:
Net income (loss) per share, basic	$0.04	$(0.53)	$(0.87)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	37,563,590	36,209,051	34,776,380
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$0.04	$(0.53)	$(0.87)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,996,972	36,209,051	34,776,380

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
Net income (loss)	$1,531	$(19,305)	$(30,143)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(767)	77	—
Changes in unrealized gains (losses) on available-for-sale securities	(16)	2	8
Other comprehensive income (loss), net of tax	(783)	79	8
Comprehensive income (loss)	$748	$(19,226)	$(30,135)

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	33,997,809	$37	$178,122	$(245)	$—	$(83,611)	$94,303

Issuance of common stock upon exercise of stock options	1,612,233	2	2,667	—	—	—	2,669
Issuance of common stock in connection with ESPP	133,363	—	497	—	—	—	497
Proceeds for repayment of notes receivable from a stockholder	—	—	—	245	—	—	245
Issuance of common stock upon vesting of RSUs	106,959	—	—	—	—	—	—
Issuance of common stock in exchange for services	1,741	—	12	—	—	—	12
Stock-based compensation	—	—	4,989	—	—	—	4,989
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	8	—	8
Net income (loss)	—	—	—	—	—	$(30,143)	(30,143)
Comprehensive income (loss)	—	—	—	—	—	—	(30,135)
Balance at December 31, 2012	35,852,105	$39	$186,287	$—	$8	$(113,754)	$72,580
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2012	35,852,105	$39	$186,287	$—	$8	$(113,754)	$72,580

Issuance of common stock upon exercise of stock options	791,198	2	2,645	—	—	—	2,647
Issuance of common stock in connection with ESPP	188,467	—	791	—	—	—	791
Issuance of common stock upon vesting of RSUs	292,265	—	—	—	—	—	—
Common stock traded for employee tax obligation	(85,661)	—	(876)	—	—	—	(876)
Stock-based compensation	—	—	6,660	—	—	—	6,660
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	77	—	77
Net income (loss)	—	—	—	—	—	(19,305)	(19,305)
Comprehensive income (loss)	—	—	—	—	—	—	(19,226)
Balance at December 31, 2013	37,038,374	$41	$195,507	$—	$87	$(133,059)	$62,576
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note Receivable from a Stockholder	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2013	37,038,374	$41	$195,507	$—	$87	$(133,059)	$62,576

Issuance of common stock upon exercise of stock options	569,283	1	2,786	—	—	—	2,787
Issuance of common stock in connection with ESPP	103,089	—	1,532	—	—	—	1,532
Issuance of common stock upon vesting of RSUs	724,400	—	—	—	—	—	—
Common stock traded for employee tax obligation	(311,148)	—	(6,594)	—	—	—	(6,594)
Stock-based compensation	—	—	9,383	—	—	—	9,383
Tax benefit from employee stock plans	—	—	87	—	—	—	87
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(16)	—	(16)
Currency translation adjustments, net of tax	—	—	—	—	(767)	—	(767)
Net income (loss)	—	—	—	—	—	1,531	1,531
Comprehensive income (loss)	—	—	—	—	—	—	748
Balance at December 31, 2014	38,123,998	$42	$202,701	$—	$(696)	$(131,528)	$70,519
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,531	$(19,305)	$(30,143)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,824	1,729	1,602
Stock-based compensation	9,383	6,660	4,989
Deferred income taxes	(19)	19	(66)
Amortization (accretion) of investment premium (discount), net	221	343	212
Provision for (recovery of) doubtful accounts receivable	324	(12)	290
Issuance of common stock for services	—	—	12
Provision for excess and obsolete inventory	853	262	300
Loss on disposal and write-off of property and equipment	46	2	192
Changes in operating assets and liabilities:
Accounts receivable	(11,219)	(3,064)	(2,482)
Inventory	(6,898)	2,225	(6,695)
Prepaid expenses and other assets	(2,419)	(693)	(1,240)
Deferred revenue, net of deferred costs	2,908	267	1,026
Accounts payable, accrued and other non-current liabilities	2,609	7,486	5,377
Net cash provided by (used in) operating activities	(856)	(4,081)	(26,626)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(13,444)	(31,591)	(58,658)
Proceeds from sale of investments	1,000	11,143	9,250
Proceeds from maturity of investments	21,393	25,528	13,500
Purchase of property and equipment	(2,340)	(834)	(1,385)
Change in restricted cash	(252)	138	(214)
Net cash provided by (used in) investing activities	6,357	4,384	(37,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	—	(310)
Proceeds from repayment of note receivable by a stockholder	—	—	245
Proceeds from issuance of common stock upon exercise of stock options	4,319	3,438	3,166
Tax payments related to shares withheld for vested restricted stock units	(6,594)	(876)	—
Tax effect of employee stock plans	87	—	—
Net cash provided by (used in) financing activities	(2,188)	2,562	3,101
Effect of exchange rate on cash and cash equivalents	(462)	57	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,851	2,922	(61,032)
CASH AND CASH EQUIVALENTS—Beginning of period	25,798	22,876	83,908
CASH AND CASH EQUIVALENTS—End of period	$28,649	$25,798	$22,876
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Notes to Consolidated Financial Statements

1. The Company and Basis of Presentation

ZELTIQ Aesthetics, Inc. (the “Company”) was incorporated in the state of Delaware on March 22, 2005. The Company was founded to develop and commercialize a non-invasive product for the selective reduction of fat. Its first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which leads to fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissues. The Company generates revenue from sales of its CoolSculpting system and from sales of consumables to its customers.
In August 2011, the Company incorporated ZELTIQ Limited as a wholly-owned subsidiary in the United Kingdom to serve as its sales office for direct sales in Europe. In December 2014, the Company incorporated ZELTIQ Ireland Limited and ZELTIQ Ireland International Limited as wholly-owned subsidiaries in Ireland for additional office support in Europe.

Out of period adjustments

During the three months ended December 31, 2014, the Company recorded and corrected an adjustment related to stock-based compensation that resulted in $0.7 million of revenue reduction. The adjustment to revenue resulted from an error in the application of generally accepted accounting principles related to payments to customers for services starting in the second quarter of 2013 through the third quarter of 2014. Of the total amount of this adjustment, $0.4 million related to the fiscal year ending December 31, 2013. The error caused the overstatement of revenue and sales and marketing expense in prior periods due to the missclassification of this stock-based compensation. This adjustment did not have any impact to the Company's consolidated net income (loss) as reported in the consolidated statements of operations in any current or prior interim or annual period. The Company does not believe that such amounts are material to current and previously reported consolidated financial statements.

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

Significant Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, competition from substitute products and larger companies, ability to protect proprietary technology from copy-cat or counterfeit versions the Company's products, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing Food and Drug Administration, or FDA, Quality System Regulation, the FDA may withdraw its market clearance or take other action. The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company's manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA's Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede the Company's ability to meet demand.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. The Company's cash equivalents and marketable securities are held in safekeeping by large, credit worthy financial institutions. The Company invests its excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the related invoices, and represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. At December 31, 2014, the Company's allowance for doubtful accounts was $0.3 million. The Company did not have an allowance for doubtful accounts as of December 31, 2013.

The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 31, 2014, 2013 and 2012 (in thousands):

Description	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year ended December 31, 2012	$40	$329	$39	$330
Year ended December 31, 2013	330	59	389	—
Year ended December 31, 2014	—	469	145	324

As of December 31, 2014, one individual customer, which is a large aesthetic chain, comprised 24% of accounts receivable. No other individual customer accounted for 10% or more of the Company's accounts receivable. As of December 31, 2013, no individual customer accounted for 10% or more of the Company's accounts receivable. Furthermore, no individual customer accounted for greater than 10% of total revenue during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Restricted Cash

At December 31, 2014 and 2013, cash of $0.6 million and $0.3 million, respectively, was restricted from withdrawal and held by banks in the form of certificates of deposit. At December 31, 2014 and 2013, the certificates of deposit were held as collateral for the facility lease agreement in Pleasanton, California, and for its United Kingdom banking facilities and credit card programs.

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

Through December 31, 2014, there have been no such impairments.

Revenue Recognition

The Company’s revenue is derived from the sales of the CoolSculpting system, consisting of a control unit and applicators, and, from time to time, related extended warranty arrangements, and from the sale of cycles in the form of consumable procedure packs, each of which includes consumable CoolGels, CoolLiners, and in the case of the Company's CoolSmooth procedure packs, disposable securement accessories, all of which are used by the Company's customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that the Company markets as the CoolCard. The CoolCard contains enabling software that permits the Company's customers to perform a fixed number of CoolSculpting procedures, or cycles. This software is not marketed separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting system is marketed as a non-invasive aesthetic device for the selective reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post-contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC. The Company earns revenue from the sale of its products to its customers and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenue is deferred in the event that any of the revenue recognition criteria is not met.

Persuasive Evidence of an Arrangement. The Company uses contracts or customer purchase orders to determine the existence of an arrangement.

Transfer of title. The Company's standard terms specify that title transfers upon shipment to the customer. The Company uses third party shipping documents to verify that title has transferred.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price, or ESP, of each element to determine the relative selling price. The relative selling prices for control units, applicators, CoolCards and extended warranty are based on established price lists and separate, stand-alone sales of these elements. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company’s products do not require maintenance or support. In a multiple-element arrangement, revenue is deferred for undelivered elements, which are generally training or extended warranty. Revenue on undelivered elements of an arrangement is recognized when all revenue recognition criteria have been met.

Customer Programs and Payments

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

Customer Incentive Programs. The Company's customer incentive program consists of rebates for its North American customers based on purchase levels of CoolCards. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions of the program.

Accounting for Payments to Customers

The Company occasionally enters into transactions where it provides consideration to its customers in the forms of cash payments or stock-based awards in exchange for certain goods and services. The Company accounts for such payments to customers in accordance with ASC 605-50, Revenue Recognition: Customer Payments and Incentives, which requires the Company to characterize the payment as a reduction of revenue if the Company is unable to demonstrate the receipt of a benefit that is identifiable and sufficiently separable from the revenue transaction and reasonably estimate the fair value of the benefit identified. Significant management judgment and estimates must be used to determine the fair value of the benefit received in any period. For stock awards, the Company believes that the fair value of the awards is more reliably measured than the fair value of the benefit received. The fair value of the stock awards is measured as of the date at which either the commitment for performance by the customer to earn the award is reached or the date the customer’s performance is complete. Until that point is reached, the award is revalued at each reporting period with the true-up to fair value recorded in current period earnings.

Cost of Revenue

Cost of revenue consists primarily of cost of finished and semi-finished products purchased from the Company's third-party suppliers, labor, material, and overhead involved in its internal manufacturing processes, technology amortization and royalty fees and cost of product warranty. In the event that a revenue transaction is deferred, the corresponding cost associated with the transaction will also be deferred.

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

Advertising costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising costs totaled $7.9 million, $8.9 million and $12.0 million, respectively.

Product Warranty

The Company provides a standard limited warranty on its products of one year for both control units and applicators for its direct customers. For indirect customers in international markets, the Company provides a standard limited warranty on its products of approximately three years for control units and one year for applicators.

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

The Company offers an extended warranty on both its CoolSculpting control units and CoolSculpting applicators. The Company recognizes the revenue from the sale of an extended warranty over the extended warranty coverage period. The Company's revenue and related obligations from sale of extended warranties to date has not been significant.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. The Company estimates its income taxes and amounts ultimately payable or recoverable in multiple tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. The Company is required to evaluate the realizability of its deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers all available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

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

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potentially dilutive securities outstanding during the period, including options, restricted stock units and common stock issuable pursuant to the ESPP.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity.

Components of accumulated other comprehensive income (loss) was as follows (in thousands):

	December 31,
	2014	2013
Cumulative translation adjustments	$(690)	$77
Unrealized gain (loss) on marketable securities, net of tax	(6)	10
Accumulated other comprehensive income (loss)	$(696)	$87

Foreign currency translation

Based on an evaluation of economic facts and circumstances together with the functional currency analysis prescribed in ASC 830, Foreign Currency Matters, on October 1, 2013, the Company changed the functional and reporting currency for its operations in the United Kingdom from the U.S. Dollar to the British Pound. Such change did not have a material impact on the consolidated financial statements of the Company. The functional and reporting currency is the Euro for the Company's operations in Ireland and the U.S. dollar for all of its other foreign operations.

All assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenue and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of the foreign subsidiaries' financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income (loss)". Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net. For the years ended December 31, 2014, 2013 and 2012, such amount totaled $(0.3) million, $24,000 and $(48,000), respectively.

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

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at December 31, 2014.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$6,062	$—	$—	$6,062
Short-term investments:
U.S. Agency securities	—	5,240	—	5,240
U.S. Treasury	—	1,004	—	1,004
Corporate bonds	—	7,774	—	7,774
Commercial paper	—	1,349	—	1,349
Certificates of deposit	919	—	—	919
Long-term investments:
U.S. Agency securities	—	999	—	999
U.S. Treasury	—	500	—	500
Corporate bonds	—	750	—	750
Certificates of deposit	2,556	—	—	2,556
Total	$9,537	$17,616	$—	$27,153

	As of December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$12,796	$—	$—	$12,796
Short-term investments:
U.S. Agency securities	—	6,772	—	6,772
U.S. Treasury	—	1,001	—	1,001
Corporate bonds	—	8,870	—	8,870
Commercial paper	—	999	—	999
Certificates of deposit	1,198	—	—	1,198
Long-term investments:
U.S. Agency securities	—	6,956	—	6,956
U.S. Treasury	—	1,014	—	1,014
Corporate bonds	—	2,795	—	2,795
Certificates of deposit	677	—	—	677
Total	$14,671	$28,407	$—	$43,078

During the years ended December 31, 2014, and 2013, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of December 31, 2014, and December 31, 2013.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

4. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of December 31, 2014, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$5,240	$1	$(1)	$5,240
U.S. Treasury	1,003	1	—	1,004
Corporate bonds	7,778	2	(6)	7,774
Commercial paper	1,349	—	—	1,349
Certificates of deposit	919	—	—	919
Total	$16,289	$4	$(7)	$16,286

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,000	$—	$(1)	$999
U.S. Treasury	500	—	—	500
Corporate bonds	752	—	(2)	750
Certificates of deposit	2,556	—	—	2,556
Total	$4,808	$—	$(3)	$4,805

The Company's short-term and long-term investments as of December 31, 2013, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,771	$2	$(1)	$6,772
U.S. Treasury	1,000	1	—	1,001
Corporate bonds	8,867	3	—	8,870
Commercial paper	999	—	—	999
Certificates of deposit	1,198	—	—	1,198
Total	$18,835	$6	$(1)	$18,840

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$6,957	$2	$(3)	$6,956
U.S. Treasury	1,013	1	—	1,014
Corporate bonds	2,790	5	—	2,795
Certificates of deposit	677	—	—	677
Total	$11,437	$8	$(3)	$11,442

For the years ended December 31, 2014, and December 31, 2013, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2014, are as follows (in thousands):

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$16,289	$16,286
Due in one year to five years	4,808	4,805
	$21,097	$21,091

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

The components of inventory consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$7,692	$4,520
Finished goods	7,844	3,886
Total inventory	$15,536	$8,406

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	December 31,
	2014	2013
Lab equipment, tooling and molds	$2,766	$2,071
Computer software	1,337	1,562
Computer equipment	984	801
Leasehold improvements	1,452	743
Furniture and fixtures	494	334
Vehicles	35	35
Total property and equipment	7,068	5,546
Less: Accumulated depreciation and amortization	(4,111)	(3,594)
Construction in progress	767	206
Property and equipment, net	$3,724	$2,158

The table above includes property and equipment acquired under capital leases which totaled $0.4 million as of December 31, 2014.

Depreciation and amortization expense related to property and equipment was $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2014	2013
Accrued payroll and employee related expenses	$8,386	$7,863
Accrued marketing expenses	2,959	3,739
Accrued royalty	3,612	2,458
Sales and other taxes payable	2,123	1,787
Advance payments from customers	1,908	1,216
Accrued warranty	569	676
Accrued legal expenses	592	284
Other accrued liabilities	1,301	341
Total accrued liabilities	$21,450	$18,364

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	December 31,
	2014	2013
Balance at the beginning of the period	$676	$902
Accruals for warranties issued	284	197
Settlements of warranty claims	(391)	(423)
Balance at the end of the period	$569	$676

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

The Company is obligated to make various payments to MGH, including (i) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting and (ii) milestone payments. During the year ended December 31, 2010, the Company paid MGH a $1.1 million milestone payment upon receipt of Food and Drug Administration, or FDA, clearance to market its CoolSculpting system for the selective reduction of fat. The remaining milestone payments including (i) $1 million due upon achieving cumulative net sales (as defined in the agreement) of $70 million and (ii) $6 million due upon the earlier to occur of achieving cumulative net sales (as defined in the agreement) of $200 million, or the completion of a qualifying initial public offering were made during the quarter ended December 31, 2011. As of December 31, 2011, the Company had completed all the milestones associated with the license agreement with MGH and had no milestone payments to MGH outstanding.

All payments made to MGH prior to the FDA product clearance are expensed as incurred as research and development costs. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the FDA clearance were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent. Royalty payments are accrued as the Company recognizes revenue, and are included in cost of revenue.

The intangible asset, net comprised the following (in thousands):

	December 31, 2014	December 31, 2013
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(2,270)	(1,569)
Intangible asset, net	$5,780	$6,481

The amortization expense of the intangible asset was $0.7 million for each of the years ended December 31, 2014, 2013 and 2012.

The total estimated annual future amortization expense of this intangible asset as of December 31, 2014, is as follows (in thousands):

Fiscal Year
2015	$701
2016	701
2017	701
2018	701
2019	701
Thereafter	2,275
Total	$5,780

6. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, or ADVANCE, dated March 18, 2011 and amended on February 27, 2012 and September 4, 2012, appointing ADVANCE as the exclusive distributor of CoolSculpting in Brazil and Mexico. As of November 2014, ADVANCE is no longer a distributor in Mexico. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement for the years ended December 31, 2014, 2013 and 2012, was $2.1 million, $2.3 million and $2.5 million, respectively. The accounts receivable balance under this distribution agreement as of December 31, 2014 and 2013, was $0.2 million and $0.2 million, respectively.

7. Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under non-cancellable operating leases with various expiration dates. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through December 2015, and a warehouse space in Livermore, California, under a lease which extends through December 2015. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through April 2015, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through October 2015, Reston, Virginia, under a lease which extends through August 2020, and Dublin, Ireland under a month-to-month lease. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2014, 2013 and 2012, was $1.5 million, $1.4 million and $1.2 million, respectively.

Future minimum lease payments under the non-cancellable operating leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$1,844
2016	1,591
2017	1,624
2018	1,666
2019	507
Thereafter	84
Total future minimum lease payments	$7,316

Capital Lease Obligations

The Company has entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes the following amounts under leases that have been capitalized as of December 31, 2014, as follows (in thousands):

	Useful life (Years)	December 31, 2014
Computer equipment	3	382
Total capital leased equipment		382
Less: Accumulated depreciation and amortization		(21)
Capital leased equipment, net		$361

Total amortization of assets acquired under capital leases was $21,000 for the year ended December 31, 2014, which is included in total depreciation and amortization expense. There were no such arrangements during the years ended December 31, 2013 and December 31, 2012.

Future minimum payments required under capital leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$132
2016	132
2017	141
Total future payments	$405

Less: Amount representing interest	$23
Present value of future minimum payments	382
Less: Current portion	120
Long term portion	$262

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $4.0 million and $6.0 million at December 31, 2014 and 2013, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $21,000, including estimated interest and penalties, as of December 31, 2014, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Legal Matters

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. Additionally, the Company may be subject to insurance related claims resulting from matters associated with CoolSculpting treatments. The Company records a liability in its consolidated financial statements for these matters when a loss is known and considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is not currently a defendant in any litigation or claims that are expected to have a material impact on the Company's consolidated financial statements.

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

Severance and Separation Agreements

Effective December 3, 2013, the Company's Chief Scientific Officer and Senior Vice President of Clinical entered into a separation agreement with the Company. As a result of this separation agreement, the Company incurred $0.3 million in termination benefits and $0.7 million in costs related to the modification of the employee's stock-based compensation, which were recorded during the year ended December 31, 2013. As of December 31, 2014, all of the termination benefits incurred during December 31, 2013 had been paid.

Effective April 3, 2012, the Company's Vice President of North American Sales resigned from the Company. On April 18, 2012, the Company's President and CEO resigned from the positions he held with the Company. As a result of these resignations, the Company incurred $0.9 million in termination benefits and $0.7 million in costs related to the modification of the employees' stock-based compensation, which were recorded during the year ended December 31, 2012. Subsequent to these resignations, during the second quarter of 2012, the Company's management made a decision to terminate as well as accept resignations from several employees. As a result of these actions, the Company incurred approximately $0.8 million in termination benefits. As of December 31, 2013, all of the termination benefits incurred during December 31, 2012, had been paid.

No similar costs were incurred during the year ended December 31, 2014.

8. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation, as amended in October 2011, authorizes the Company to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. In connection with the IPO, all of the Company's outstanding shares of convertible preferred stock were automatically converted into 24,415,965 shares of common stock. At December 31, 2014 and 2013, the Company had no preferred stock issued or outstanding.

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2014.

9. Stock-Based Compensation Plans

2005 Stock Option Plan

In 2005, the Company established its 2005 Stock Option Plan (the “2005 Plan”), which provided for the granting of stock options to employees and consultants of the Company. Options granted under the Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs were granted only to Company employees (including officers and directors who are also employees). NSOs were granted to Company employees and consultants.

Options under the Plan were granted for periods of up to ten years. The exercise price of an ISO and NSO should not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO and NSO granted to a 10% stockholder should not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. To date, options granted generally vested over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. Cash received from employees for early exercise of unvested options was treated as a liability. Amounts so recorded were transferred into common stock and additional paid-in capital as the shares vested. The number of unvested shares and the associated liability amounts were immaterial at all reporting dates presented. As of December 31, 2014, no shares of the Company's common stock remained available for issuance under the 2005 Plan as a result of the adoption of the 2011 Equity Incentive Plan (the "2011 Plan").

2011 Equity Incentive Plan

In September 2011, the Company's Board of Directors approved the 2011 Plan that became effective upon the completion of the IPO.

The 2011 Plan serves as the successor equity incentive plan to the Company's 2005 Plan and started with 89,234 shares of common stock available for issuance plus any shares of common stock issued pursuant to the 2005 Plan or subject to awards granted under the 2005 Plan that are forfeited, repurchased, returned or otherwise become available for issuance in accordance with the terms of the 2005 Plan. In addition, this plan reserve automatically increases on January 1 and each subsequent anniversary through January 1, 2021, by an amount equal to the smaller of five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the Company's Board of Directors. The 2011 Plan provides for granting awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Options granted under the 2011 Plan may be either ISOs or NSOs. ISOs may be granted only to the Company's employees. Any person who is not an employee of the Company on the effective date of the grant of an option may be granted only a NSO. Options under the 2011 Plan may be granted for periods of up to ten years and generally vest over a period of four years. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant.

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

Stock-based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2012	1,103,836	4,128,334	$4.96
Additional shares reserved	1,200,000	—	—
Options granted	(568,987)	568,987	6.60
Restricted stock units granted	(1,205,200)	—	—
Options exercised	—	(791,198)	3.34
Options canceled	307,738	(307,738)	7.36
Restricted stock units canceled	163,689	—	—
Restricted stock units withheld for tax	85,661	—	—
Balance, December 31, 2013	1,086,737	3,598,385	$5.36
Additional shares reserved	1,851,794	—	—
Options granted	(255,000)	255,000	18.42
Restricted stock units granted	(508,729)	—	—
Options exercised	—	(569,283)	4.89
Options canceled	41,681	(41,681)	5.50
Restricted stock units canceled	157,358	—	—
Restricted stock units withheld for tax	311,368	—	—
Balance, December 31, 2014	2,685,209	3,242,421	$6.47	7.57	$69,509

Vested and expected to vest, December 31, 2014		3,121,593	$6.47	7.56	$66,927

Exercisable, December 31, 2014		1,991,577	$5.88	7.31	$43,865

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding
Exercise Price	Stock Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Options Exercisable
$0.55-4.00	358,312	5.5	277,565
4.10-4.62	313,125	7.9	123,127
5.04-5.04	1,431,102	7.6	923,059
5.06-6.34	407,384	8.0	279,401
6.38-10.20	396,448	7.3	256,242
11.30-17.33	81,050	8.0	27,183
17.44-17.44	5,000	9.2	—
17.48-17.48	180,000	9.4	105,000
20.88-20.88	50,000	9.1	—
$21.00-21.00	20,000	9.2	—
	3,242,421		1,991,577

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	1,157,450	$5.38
Restricted stock units granted	1,205,200	5.57
Restricted stock units released	(292,265)	5.35
Restricted stock units canceled	(163,689)	4.31
Balance, December 31, 2013	1,906,696	$5.60
Restricted stock units granted	508,729	19.99
Restricted stock units released	(724,986)	6.03
Restricted stock units canceled	(157,358)	6.50
Balance, December 31, 2014	1,533,081	$10.08

During the year ended December 31, 2014, 724,986 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the year ended December 31, 2014, the Company withheld 311,368 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the year ended December 31, 2013, 292,265 shares vested subject to previously granted restricted stock units. During the year ended December 31, 2013, the Company withheld 85,661 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

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

There were 470,018 shares of the Company's common stock initially reserved for future purchase under its 2011 ESPP. On the first day of each year, beginning January 1, 2012 and through and including January 1, 2021, the maximum aggregate number of shares of common stock that may be issued under the 2011 ESPP will be increased by a number of shares equal to the smallest of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or b) an amount determined by the Company's Board of Directors. During 2013, the number of shares of the Company's common stock reserved for future purchase under the 2011 ESPP was increased by 150,000 shares. Additionally, during 2014, the number of shares of the Company's common stock reserved for future purchase under the 2011 ESPP was increased by 370,358 shares.

The initial offering period commenced on October 19, 2011, and ended on May 31, 2012. The future offering periods will commence on or about the first trading days of December and June of each year and end on or about the last trading days of the next May and November, respectively.

During the year ended December 31, 2014, employees purchased 103,089 shares under the 2011 ESPP at a weighted average exercise price of $14.86. As of December 31, 2014, there were 565,387 shares of the Company's common stock available for future purchase under its 2011 ESPP.

Stock-Based Compensation Expense

Stock-based compensation related to all of the Company's stock-based awards and employee stock purchases was recorded as an expense or a reduction to revenue and allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$833	$—	$—
Cost of revenue	443	248	131
Research and development	1,073	1,645	894
Sales and marketing	2,917	1,783	827
General and administrative	4,117	2,984	3,137
Total stock-based compensation	$9,383	$6,660	$4,989

Stock-based compensation expense includes charges related to performance based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to performance based stock options and restricted stock units was $1.6 million, $1.0 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-based compensation expense for both the years ended December 31, 2013 and 2012, includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives. There were no such charges for the year ended December 31, 2014.

Stock-based compensation for the year ended December 31, 2014, includes $0.8 million recorded as a reduction to revenue related to payments to customers for services. Of the total amount recorded as a reduction to revenue, $0.4 million is related to an out of period adjustment from the fiscal year ending December 31, 2013.

As of December 31, 2014, the total unrecognized compensation cost related to outstanding stock options, awards and employee stock purchases was $15.1 million, which will recognized using the straight-line attribution method over 2.2 years.

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

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	4.4	4.8	5.2
Expected volatility	43%	51%	61%
Risk-free interest rate	1.25%	1.02%	0.76%
Expected dividend yield	0%	0%	0%

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

During the years ended December 31, 2014, 2013 and 2012, the Company granted 250,000; 543,987 and 2,860,927 stock options, respectively, to employees with a weighted-average grant date fair value of $6.77, $6.75, and $3.07 per share, respectively. The aggregate intrinsic value of options exercised was $3.2 million, $6.8 million and $6.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company's common stock at the date of exercise. The total fair value of shares vested was $4.3 million, $4.9 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company granted 508,729; 1,180,200 and 1,412,066 restricted stock units and restricted awards, respectively, to employees. The weighted-average grant date fair value as of the respective grant date of restricted stock units and restricted stock awards was $19.99, $5.62 and $5.70 for the years ended December 31, 2014, 2013 and 2012, respectively. There were no such awards granted for the year ended December 31, 2012. The fair value as of the respective vesting dates of restricted stock units and restricted stock awards was $4.3 million and $1.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

There was no capitalized stock-based compensation cost during the years ended December 31, 2014, 2013 and 2012. The Company recognized stock-based compensation tax benefits of $87,000 during the year ended December 31, 2014. There was no recognized stock-based compensation tax benefits during the years ended December 31, 2013 and 2012.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During each of the years ended December 31, 2014, 2013 and 2012, the Company granted stock-based awards to non-employees which vest over 0.5 to 2.0 years. Stock-based compensation expense related to non-employee grants was $0.6 million, $0.5 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $0.8 million for an arrangement with a non-employee customer has been recorded as a reduction of revenue in the statement of operations during the year ended December 31, 2014. Included in this amount is $0.4 million of expense related to the year ended December 31, 2013.

10. Employee Benefit Plans

In 2005, the Company adopted a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees in the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Matching 401(k) contributions expensed were $1.5 million, $1.1 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

11. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic income (loss)	$1,443	$(19,535)	$(30,329)
Foreign income (loss)	319	370	327
Income (loss) before income taxes	$1,762	$(19,165)	$(30,002)

The income tax expense consisted of the following (in thousands):

	As of December 31,
	2014	2013	2012
Current provision:
Federal	$—	$—	$—
State	156	60	37
Foreign	94	61	170
Total current	250	121	207

Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(19)	19	(66)
Total deferred	(19)	19	(66)
Total provision	$231	$140	$141

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	6	2	(1)
Non-deductible permanent difference	22	(1)	—
Non-deductible executive compensation	150	—	—
Change in valuation allowance	(157)	(34)	(34)
Research & development credits	(47)	(2)	1
Stock-based compensation	6	(1)	(1)
Impact of foreign operations	(2)	—	—
Effective tax rate	13%	(1)%	—%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$31,237	$45,401
Income tax credits	4,838	2,379
Depreciation & amortization	5,615	585
Accruals & reserves	4,316	1,068
Stock-based compensation	2,790	1,617
Total deferred tax assets	48,796	51,050
Valuation allowance	(48,730)	(51,003)
Net deferred tax assets	$66	$47

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $109.2 million and $97.9 million, respectively. Unrecognized deferred tax benefits of approximately $32.6 million resulting from the exercises of employee stock awards will be accounted for as a credit to additional paid-in capital if and when realized through a reduction in the income tax payable. The federal net operating losses begin expiring in 2025 and state net operating losses begin expiring in 2015. As of December 31, 2014, the Company had credit carryforwards of approximately $3.4 million and $3.8 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2025, and state credits can be carried forward indefinitely.

Management believes that, based on a number of factors, which includes the Company’s historical operating performance and accumulated deficit, it is more likely than not that the U.S. deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company's U.S. deferred tax assets. Valuation allowance increased (decreased) by approximately $(2.3) million, and $6.1 million for the years ended December 31, 2014 and 2013, respectively. Management believes that, based on a number of factors, it is more likely than not that the United Kingdom deferred tax assets will be utilized and accordingly there was no valuation allowance recorded to these deferred tax assets.

The valuation allowance for deferred tax assets consisted of the following activity for the fiscal years ended December 31, 2014, 2013 and 2012 (in thousands):

Description	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year ended December 31, 2012	$32,836	$12,090	$—	$44,926
Year ended December 31, 2013	44,926	6,077	—	51,003
Year ended December 31, 2014	$51,003	$1,011	$3,284	$48,730

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, the Company may release a significant portion, or all, of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

Utilization of net operating losses and tax credit carryforwards may be limited by ownership change rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2014, and concluded no limitation currently applies, and the Company will continue to monitor activities in the future. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Section 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2014, as the research and development credit carryforwards are offset by a full valuation allowance.

During the year ended December 31, 2014, the amount of gross unrecognized tax benefits decreased by $1.5 million. The total amount of unrecognized tax benefits was $1.5 million as of December 31, 2014, of which $21,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2012	$824
Gross increase (decrease) on tax positions related to the current year	78
Balance as of December 31, 2012	902
Gross increase (decrease) on tax positions related to the prior year	1,434
Gross increase (decrease) on tax positions related to the current year	589
Balance as of December 31, 2013	2,925
Gross increase (decrease) on tax positions related to the prior year	(1,746)
Gross increase (decrease) on tax positions related to the current year	274
Balance as of December 31, 2014	$1,453

The Company files income tax returns in the U.S. federal and state jurisdictions, in the United Kingdom and Ireland and all returns since inception remain open to examination.

12. Net Income (Loss) per Share of Common Stock

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2014	2013	2012
Numerator
Net income (loss) (in thousands)	1,531	(19,305)	(30,143)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	37,563,590	36,209,051	34,776,380
Dilutive effect of incremental shares and share equivalents	3,433,382	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,996,972	36,209,051	34,776,380
Net income (loss) per share:
Net income (loss) per share, basic	$0.04	$(0.53)	$(0.87)
Net income (loss) per share, diluted	$0.04	$(0.53)	$(0.87)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2014	2013	2012
Options to purchase common stock	220,712	3,598,385	4,128,334
Restricted stock units	12,723	1,906,696	119,507
Common stock issuable pursuant to the ESPP	—	86,026	21,586
Total	233,435	5,591,107	4,269,427

13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Cash paid for interest	$—	$—	$2
Cash paid for income taxes	$285	$188	$47
Non-cash investing and financing activities:
Assets acquired under capital leases	$(382)	$—	$—
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$91	$(33)	$(100)

14. Segment Information

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
North America	$134,434	$89,150	$56,657
International	40,044	22,476	19,537
Total	$174,478	$111,626	$76,194

North America includes the United States and related territories as well as Canada. International is the rest of the world. Revenue for the United States was $125.0 million, $83.7 million and $54.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
System revenue	$93,015	$61,359	$39,145
Consumable revenue	81,463	50,267	37,049
Total	$174,478	$111,626	$76,194

Substantially all of the Company’s long-lived assets are located in the United States of America.

15. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2014. The selected quarterly financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements". Net income (loss) per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Year Ended December 31, 2014
Total revenue	$30,975	$47,061	$45,670	$50,772
Gross profit	$21,959	$33,401	$33,115	$35,939
Net income (loss)	$(7,337)	$2,769	$4,782	$1,317
Net income (loss) per share, basic	$(0.20)	$0.07	$0.13	$0.03
Shares used in calculation-basic	37,215,697	37,440,537	37,630,222	37,958,395
Net income (loss) per share, diluted	$(0.20)	$0.07	$0.12	$0.03
Shares used in calculation-diluted	37,215,697	40,597,275	40,926,034	41,434,178

Year Ended December 31, 2013
Total revenue	$19,982	$26,338	$29,465	$35,841
Gross profit	$12,634	$18,460	$21,229	$25,114
Net income (loss)	$(7,482)	$(3,607)	$(2,811)	$(5,405)
Net income (loss) per share, basic and diluted	$(0.21)	$(0.10)	$(0.08)	$(0.15)
Shares used in calculation-basic and diluted	35,890,084	36,045,346	36,206,008	36,686,053

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for ZELTIQ. Our management with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2014, or the Proxy Statement, and is incorporated herein by reference:

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders' Equity
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

ZELTIQ Aesthetics, Inc.

Date:	March 10, 2015	By:	/s/ Patrick F. Williams
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

Signature	Title	Date

/s/ Mark J. Foley	President, Chief Executive Officer	March 10, 2015
Mark J. Foley	and Director (Principal Executive Officer)

/s/ Patrick F. Williams	Senior Vice President and Chief	March 10, 2015
Patrick F. Williams	Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

/s/ Mary M. Fisher	Director	March 10, 2015
Mary M. Fisher

/s/ Jean M. George	Director	March 10, 2015
Jean M. George

/s/ D. Keith Grossman	Director	March 10, 2015
D. Keith Grossman

/s/ Kevin C. O'Boyle	Director	March 10, 2015
Kevin C. O'Boyle

/s/ Bryan E. Roberts, Ph.D	Director	March 10, 2015
Bryan E. Roberts, Ph.D.

/s/ Andrew N. Schiff, M.D.	Director	March 10, 2015
Andrew N. Schiff, M.D.

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2		Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	#	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10.4	10/11/2011
10.2		Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.4	8/17/2011
10.3		First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.5	8/17/2011
10.4		Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.6	8/17/2011
10.5		Third Amendment to Office Building Lease, dated August 7, 2012, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		10-K	001-35318	10.5	2/26/2014
10.6		Fourth Amendment to Office Building Lease, dated April 22, 2013, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		10-K	001-35318	10.6	2/26/2014
10.7		Fifth Amendment to Office Building Lease, dated June 19, 2014, by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.		10-Q	001-35318	10.1	7/29/14
10.8		Building Lease, dated October 3, 2013, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-K	001-35318	10.7	2/26/2014
10.9		First Amendment to Building Lease, dated May 5, 2014, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-Q	001-35318	10.2	7/29/14

10.10		Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.	S-1	333-175514	10.23	7/13/2011
10.11	*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	10.17	7/13/2011
10.12	*	2005 Stock Incentive Plan.	S-1/A	333-175514	10.11	8/17/2011
10.13	*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.	S-1/A	333-175514	10.12	8/17/2011
10.14	*	Amendment to 2005 Stock Incentive Plan.	S-1/A	333-175514	10.13	8/17/2011
10.15	*	2011 Equity Incentive Plan.	S-8	333-175514	99.1	3/13/2013
10.16	*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1/A	333-175514	10.15	9/23/2011
10.17	*	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.16	9/23/2011
10.18	*	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.17	9/23/2011
10.19	*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.18	9/23/2011
10.20	*	Form of Notice of Grant of Restricted Stock under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.19	9/23/2011
10.21	*	Form of Notice of Grant of Stock Option under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.20	9/23/2011
10.22	*	2011 Employee Stock Purchase Plan.	S-1/A	333-175514	10.21	9/23/2011
10.23		Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.	10-Q	001-35318	10.15	11/8/2012
10.24	*	ZELTIQ Aesthetics, Inc. 2012 Stock Plan.	S-8	333-183131	99.1	8/7/2012
10.25	*	2013 Bonus Plan for Executive Officers.	10-Q	001-35318	10.2	10/31/2013
10.26	*	Form of Stock Option Agreement Under 2012 Stock Plan.	10-K	001-35318	10.50	3/13/2013
10.27	*	Form of Restricted Stock Units Agreement Under 2012 Stock Plan.	10-K	001-35318	10.51	3/13/2013
10.28	*	Form of Restricted Stock Agreement Under 2012 Stock Plan.	10-K	001-35318	10.52	3/13/2013
10.29	*	Form of Notice of Grant of Stock Option Under 2012 Stock Plan.	10-K	001-35318	10.53	3/13/2013
10.30	*	Form of Notice of Grant of Restricted Stock Units Under 2012 Stock Plan.	10-K	001-35318	10.54	3/13/2013
10.31	*	Form of Notice of Grant of Restricted Stock Under 2012 Stock Plan.	10-K	001-35318	10.55	3/13/2013
10.32	*	Directors Compensation Arrangements.	10-K	001-35318	10.59	3/13/2013
10.33	*	Amended and Restated Offer Letter, dated February 25, 2014, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.1	4/30/14
10.34	*	Amended and Restated Offer Letter, dated February 25, 2014, between Sergio Garcia and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.2	4/30/14
10.35	*	Amended and Restated Offer Letter, dated February 25, 2014, between Carl Lamm and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.3	4/30/14
10.36	*	Amended and Restated Offer Letter, dated February 25, 2014, between Len DeBenedictis and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.4	4/30/14

10.37	*	Amended and Restated Offer Letter, dated February 25, 2014, between Patrick Williams and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.5	4/30/14
10.38	*	Amended and Restated Offer Letter, dated February 25, 2014, between Mark Foley and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.6	4/30/14
10.39	*	2014 Compensation Arrangements with Executive Officers		10-Q	001-35318	10.7	4/30/14
12.1		Calculation of Ratio of Earnings to Fixed Charges.	X
21.1		List of subsidiaries.	X
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1		Power of Attorney (see signature page to this Form 10-K).	X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF		XBRL Taxonomy Extension Definition Linkbase	X
101.LAB		XBRL Taxonomy Extension Label Linkbase	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	X
 ______________________

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission, pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

*	Management Compensation Plan or Arrangement