Form 10-Q
period 2015-03-31
Zeltiq Aesthetics Inc
filed 2015-05-05
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of April 30, 2015, there were 38,606,704 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,057	$28,649
Short-term investments	15,822	16,286
Accounts receivable, net	24,525	21,472
Inventory	17,353	15,536
Prepaid expenses and other current assets	7,384	7,060
Total current assets	90,141	89,003
Long-term investments	3,411	4,805
Restricted cash	546	560
Property and equipment, net	3,608	3,724
Intangible asset, net	5,605	5,780
Other assets	68	33
Total assets	$103,379	$103,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,297	$5,824
Accrued liabilities	20,224	21,450
Deferred revenue	5,674	5,069
Current portion of capital lease obligations	121	120
Total current liabilities	33,316	32,463
Long-term deferred revenue	472	622
Long-term capital lease obligations, less current portion	232	262
Other non-current liabilities	385	39
Total liabilities	$34,405	$33,386
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2015, and December 31, 2014	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at March 31, 2015, and December 31, 2014; 38,569,936 and 38,123,998 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	42	42
Additional paid-in capital	203,868	202,701
Accumulated other comprehensive income (loss)	(1,279)	(696)
Accumulated deficit	(133,657)	(131,528)
Total stockholders’ equity	68,974	70,519
Total liabilities and stockholders’ equity	$103,379	$103,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$51,558	$30,975
Cost of revenue	14,378	9,016
Gross profit	37,180	21,959
Operating expenses:
Research and development	6,080	4,270
Sales and marketing	24,406	20,187
General and administrative	8,388	4,713
Total operating expenses	38,874	29,170
Income (loss) from operations	(1,694)	(7,211)
Interest income (expense), net	13	19
Other income (expense), net	(420)	(66)
Income (loss) before income taxes	(2,101)	(7,258)
Income tax expense	28	79
Net income (loss)	$(2,129)	$(7,337)
Basic net income (loss) per share:
Net income (loss) per share, basic	$(0.06)	$(0.20)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	38,383,022	37,215,697
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$(0.06)	$(0.20)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	38,383,022	37,215,697
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$(2,129)	$(7,337)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(588)	30
Changes in unrealized gains (losses) on available-for-sale securities	5	2
Other comprehensive income (loss), net of tax	(583)	32
Comprehensive income (loss)	$(2,712)	$(7,305)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,129)	$(7,337)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	513	455
Stock-based compensation	4,150	2,105
Deferred income taxes	—	30
Amortization (accretion) of investment premium (discount), net	22	67
Provision for (recovery of) doubtful accounts receivable	123	—
Provision for excess and obsolete inventory	128	105
Loss on disposal and write-off of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable	(3,359)	(2,088)
Inventory	(2,100)	(6,291)
Prepaid expenses and other assets	(391)	570
Deferred revenue, net of deferred costs	503	853
Accounts payable, accrued and other non-current liabilities	710	(829)
Net cash provided by (used in) operating activities	(1,830)	(12,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(4,070)	(2,249)
Proceeds from sale of investments	—	1,000
Proceeds from maturity of investments	5,911	4,791
Purchase of property and equipment	(285)	(559)
Change in restricted cash	—	(1)
Net cash provided by (used in) investing activities	1,556	2,982
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(29)	—
Proceeds from issuance of common stock upon exercise of stock options	1,346	640
Tax payments related to shares withheld for vested restricted stock units	(4,345)	(2,546)
Tax effect of employee stock plans	16	—
Net cash provided by (used in) financing activities	(3,012)	(1,906)
Effect of exchange rate changes on cash and cash equivalents	(306)	15
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,592)	(11,252)
CASH AND CASH EQUIVALENTS—Beginning of period	28,649	25,798
CASH AND CASH EQUIVALENTS—End of period	$25,057	$14,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of ZELTIQ Aesthetics, Inc. (the "Company") are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The interim results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated statement of balance sheets have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated balance sheets or results of consolidated statements of operations.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations," “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and has been determined to be the local currency. All assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenue and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of the foreign subsidiaries' financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income (loss)." Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.

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

Concentration of Credit Risk

As of March 31, 2015, one individual customer, which is a large aesthetic chain, accounted for 25% of accounts receivable. As of March 31, 2014, no individual customer accounted for 10% or more of the Company's accounts receivable. During the three months ended March 31, 2015, one individual customer, which is a large aesthetic chain, accounted for 11% of total revenue. During the three months ended March 31, 2014, no individual customer accounted for 10% or more of total revenue.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2015, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-10, Revenue from Contracts with Customers. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2017 opening Accumulated deficit balance. The Company will adopt this guidance effective January 1, 2017, and is currently evaluating the two adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures.

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
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at March 31, 2015.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$4,962	$—	$—	$4,962
Short-term investments:
U.S. Agency securities	—	5,253	—	5,253
U.S. Treasury	—	1,002	—	1,002
Corporate bonds	—	7,734	—	7,734
Commercial paper	—	600	—	600
Certificates of deposit	1,233	—	—	1,233
Long-term investments:
U.S. Agency securities	—	850	—	850
Corporate bonds	—	250	—	250
Certificates of deposit	2,311	—	—	2,311
Total	$8,506	$15,689	$—	$24,195

	As of December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$6,062	$—	$—	$6,062
Short-term investments:
U.S. Agency securities	—	5,240	—	5,240
U.S. Treasury	—	1,004	—	1,004
Corporate bonds	—	7,774	—	7,774
Commercial paper	—	1,349	—	1,349
Certificates of deposit	919	—	—	919
Long-term investments:
U.S. Agency securities	—	999	—	999
U.S. Treasury	—	500	—	500
Corporate bonds	—	750	—	750
Certificates of deposit	2,556	—	—	2,556
Total	$9,537	$17,616	$—	$27,153

During the three months ended March 31, 2015 and 2014, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of March 31, 2015, and December 31, 2014.

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of March 31, 2015, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$5,252	$1	$—	$5,253
U.S. Treasury	1,001	1	—	1,002
Corporate bonds	7,737	2	(5)	7,734
Commercial paper	600	—	—	600
Certificates of deposit	1,233	—	—	1,233
Total	$15,823	$4	$(5)	$15,822

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$850	$—	$—	$850
Corporate bonds	250	—	—	250
Certificates of deposit	2,311	—	—	2,311
Total	$3,411	$—	$—	$3,411

The Company's short-term and long-term investments as of December 31, 2014, are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$5,240	$1	$(1)	$5,240
U.S. Treasury	1,003	1	—	1,004
Corporate bonds	7,778	2	(6)	7,774
Commercial paper	1,349	—	—	1,349
Certificates of deposit	919	—	—	919
Total	$16,289	$4	$(7)	$16,286

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,000	$—	$(1)	$999
U.S. Treasury	500	—	—	500
Corporate bonds	752	—	(2)	750
Certificates of deposit	2,556	—	—	2,556
Total	$4,808	$—	$(3)	$4,805

For each of the three months ended March 31, 2015 and 2014, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2015, are as follows (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$15,823	$15,822
Due in one year to five years	3,411	3,411
	$19,234	$19,233

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

The components of inventory consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$7,906	$7,692
Finished goods	9,447	7,844
Total inventory	$17,353	$15,536

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	March 31, 2015	December 31, 2014
Lab equipment, tooling and molds	$2,707	$2,766
Computer software	1,813	1,337
Computer equipment	1,106	984
Leasehold improvements	1,443	1,452
Furniture and fixtures	569	494
Vehicles	35	35
Total property and equipment	7,673	7,068
Less: Accumulated depreciation and amortization	(4,407)	(4,111)
Construction in progress	342	767
Property and equipment, net	$3,608	$3,724

The table above includes property and equipment acquired under capital leases which totaled $0.4 million as of both March 31, 2015, and December 31, 2014.

Depreciation and amortization expense related to property and equipment was $0.3 million for the three months ended March 31, 2015. Depreciation and amortization expense related to property and equipment was $0.3 million for the three months ended March 31, 2014.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and employee related expenses	$6,592	$8,386
Accrued marketing expenses	2,870	2,959
Accrued royalty	3,494	3,612
Sales and other taxes payable	1,971	2,123
Advance payments from customers	1,244	1,908
Accrued warranty	440	569
Accrued legal expenses	1,917	592
Other accrued liabilities	1,696	1,301
Total accrued liabilities	$20,224	$21,450

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

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at the beginning of the period	$569	$676
Change in accruals for warranties issued	(29)	39
Settlements of warranty claims	(100)	(55)
Balance at the end of the period	$440	$660

4. Intangible Asset, Net

The intangible asset consists of an exclusive license agreement with Massachusetts General Hospital, or MGH, for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the Food and Drug Administration, or FDA, clearance were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

Intangible asset, net comprised the following (in thousands):

	March 31, 2015	December 31, 2014
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(2,445)	(2,270)
Intangible asset, net	$5,605	$5,780

Amortization expense of the intangible asset was $0.2 million for both the three months ended March 31, 2015 and 2014.

The total estimated annual future amortization expense of this intangible asset as of March 31, 2015, is as follows (in thousands):

Fiscal Year
2015 (remaining 9 months)	$526
2016	701
2017	701
2018	701
2019	701
Thereafter	2,275
Total	$5,605

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, as our exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012, and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico effective November 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. The revenue recognized by the Company under this distribution agreement was $1.3 million for the three months ended March 31, 2015, compared to $1.0 million for the three months ended March 31, 2014. The accounts receivable balance under this distribution agreement was $1.4 million and $0.2 million as of March 31, 2015, and December 31, 2014, respectively.

6. Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under non-cancellable operating leases with various expiration dates. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through May 2017, and a warehouse space in Livermore, California, under a lease which extends through May 2017. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through October 2015, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through October 2015, Reston, Virginia, under a lease which extends through September 2020, and Dublin, Ireland under a month-to-month lease. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.5 million for the three months ended March 31, 2015, compared to $0.4 million for the three months ended March 31, 2014.

Future minimum lease payments under the non-cancellable operating leases as of March 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 9 months)	$1,504
2016	1,761
2017	1,798
2018	1,845
2019	694
Thereafter	228
Total future minimum lease payments	$7,830

Capital Lease Obligations

The Company has entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes amounts under leases that have been capitalized as follows (in thousands):

	Useful life (Years)	March 31, 2015	December 31, 2014
Computer equipment	3	382	382
Total capital leased equipment		382	382
Less: Accumulated depreciation and amortization		(53)	(21)
Capital leased equipment, net		$329	$361

Total amortization of assets acquired under capital leases was $32,000 for the three months ended March 31, 2015, which is included in total depreciation and amortization expense. There were no such arrangements during the three months ended March 31, 2014.

Future minimum payments required under capital leases as of March 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 9 months)	$100
2016	132
2017	141
Total future payments	$373

Less: Amount representing interest	$20
Present value of future minimum payments	353
Less: Current portion	121
Long term portion	$232

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $5.8 million and $4.0 million at March 31, 2015, and December 31, 2014, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $26,000, including estimated interest and penalties, as of March 31, 2015, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

The Company is not currently a defendant in any litigation or claims that are expected to have a material impact on the Company's condensed consolidated financial statements.

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

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2014	2,685,209	3,242,421	$6.47
Additional shares reserved	1,000,000	—	—
Options granted	(45,622)	45,622	34.65
Restricted stock units granted	(353,757)	—	—
Options exercised	—	(252,855)	5.32
Options canceled	10,093	(10,093)	5.10
Restricted stock units canceled	58,392	—	—
Restricted stock units withheld for tax	133,035	—	—
Balance, March 31, 2015	3,487,350	3,025,095	$6.99

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	1,533,081	$10.08
Restricted stock units granted	353,757	31.95
Restricted stock units vested	(330,201)	8.77
Restricted stock units canceled	(58,392)	8.74
Balance, March 31, 2015	1,498,245	$15.58

During the three months ended March 31, 2015, 330,201 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three months ended March 31, 2015, the Company withheld 133,035 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three months ended March 31, 2014, 319,582 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three months ended March 31, 2014, the Company withheld 134,836 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority was $4.3 million for the three months ended March 31, 2015. Total payments for employee's tax obligations to the relevant taxing authority was $2.5 million for the three months ended March 31, 2014. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation related to all of the Company's stock-based awards and employee stock purchases was recorded as an expense or a reduction to revenue and categorized as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue	$80	$—
Cost of revenue	134	93
Research and development	350	206
Sales and marketing	1,551	936
General and administrative	2,035	870
Total stock-based compensation	$4,150	$2,105

As of March 31, 2015, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $21.2 million, which is expected to be recognized using the straight-line attribution method over 1.8 years.

Performance-Based Awards

Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $1.5 million for the three months ended March 31, 2015, compared to $0.5 million for the three months ended March 31, 2014.

Employee Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company's common stock, an assumed-risk-free interest rate and the estimated forfeitures of unvested stock options. During 2015, the Company modified its approach for calculating assumptions related to the expected term and volatility as detailed below.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected term (in years)	4.8	4.4
Expected volatility	63%	43%
Risk-free interest rate	1.29%	1.11%
Expected dividend yield	—%	—%

Expected Term. Prior to the Company's initial public offering of its common stock, or IPO, the Company derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as the Company had limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior. Subsequent to the IPO and through 2014, the expected term used was based on expected term of a group of similar entities, referred to as its “peer group.” In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. In 2015, the Company modified its approach by including its own historical data along with the expected term of the identified peer group companies. The Company will continue to apply this methodology until a sufficient amount of historical information regarding its own expected term becomes available.

Volatility. Prior to the IPO, because the Company was a private entity with no historical data regarding the volatility of its common stock, the expected volatility used was based on volatility of a group of similar entities, referred to as its “peer group.” In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. Subsequent to the IPO and through 2014, the Company continued to estimate its volatility based on its peer group as the Company did not have sufficient historical data regarding its specific volatility. In 2015, the Company modified its approach by including its own common stock trading history along with the volatility of the identified peer group companies. The expected stock price volatility is estimated using a combination of historical and peer group volatility to derive the expected volatility assumption. The Company believes the blended volatility is more representative of future stock price trends over the expected life of the options rather than just using historical or peer group volatility. The Company will continue to apply this methodology until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

During the three months ended March 31, 2015, the Company granted 45,622 stock options to employees with a weighted-average grant date fair value of $18.19 per share. During the three months ended March 31, 2014, the Company granted 70,000 stock options to employees with a weighted-average grant date fair value of $7.69 per share.

During the three months ended March 31, 2015, the Company granted 353,757 restricted stock units to employees with a weighted-average grant date fair value of $31.95 per share. During the three months ended March 31, 2014, the Company granted 183,800 restricted stock units to employees with a weighted-average grant date fair value of $20.80 per share.

As of March 31, 2015, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.2 million, which will be recognized using the straight-line attribution method over 0.2 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the three months ended March 31, 2014, the Company granted additional stock-based awards to a non-employee which will vest over two years. Stock-based compensation expense related to non-employee grants was $0.1 million for the three months ended March 31, 2015, of which $0.1 million relates to an arrangement with a non-employee customer and has been recorded as a reduction of revenue in the condensed consolidated statements of operations. Stock-based compensation expense for non-employees was $0.1 million for the three months ended March 31, 2014.

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	March 31,
	2015	2014
Numerator
Net income (loss) (in thousands)	$(2,129)	$(7,337)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	38,383,022	37,215,697
Dilutive effect of incremental shares and share equivalents	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	38,383,022	37,215,697
Net income (loss) per share:
Net income (loss) per share, basic	$(0.06)	$(0.20)
Net income (loss) per share, diluted	$(0.06)	$(0.20)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Options to purchase common stock	3,025,095	3,534,340
Restricted stock units	1,498,245	1,730,064
Common stock issuable pursuant to the ESPP	8,874	—
Total	4,532,214	5,264,404

9. Income Taxes

The Company recorded income tax expense of $28,000 for the three months ended March 31, 2015, compared to income tax expense of $0.1 million for the three months ended March 31, 2014. The income tax expense for the three months ended March 31, 2015 and 2014, reflects the mixture and distribution of pre-tax income in the Company's operating jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

At March 31, 2015, the Company had $1.5 million of unrecognized tax benefits, of which $25,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal and state jurisdictions, and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of March 31, 2015, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

The utilization of the net operating loss ("NOL") carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of NOL carryforwards is imposed and, therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382. If an ownership change were to occur, the annual limitations under Section 382 are not expected to adversely impact the Company's ability to utilize its net operating losses prior to their expiration.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
North America	$35,229	$22,787
International	16,329	8,188
Total	$51,558	$30,975

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $33.2 million for the three months ended March 31, 2015, compared to $20.9 million for the three months ended March 31, 2014.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended
	March 31,
	2015	2014
System revenue	$26,156	$14,461
Consumable revenue	25,402	16,514
Total	$51,558	$30,975

Substantially all of the Company’s long-lived assets are located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Quarterly Report on Form 10-Q.

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
We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and most recently, in January 2015, we were cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to areas on the body other than the flanks, abdomen and thighs. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen and thighs.
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 32% of our total revenue for the three months ended March 31, 2015, compared to 26% of our total revenue for the three months ended March 31, 2014.

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

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $51.6 million for the three months ended March 31, 2015, compared to $31.0 million for the three months ended March 31, 2014.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 51% of our total revenue for the three months ended March 31, 2015, compared to 47% of our total revenue for the three months ended March 31, 2014. Our worldwide installed base grew by 50% from 2,354 units as of March 31, 2014, to 3,523 units as of March 31, 2015.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 49% of our total revenue for the three months ended March 31, 2015, compared to 53% of our total revenue for the three months ended March 31, 2014. We shipped 207,287 CoolSculpting revenue cycles to our customers during the three months ended March 31, 2015, compared to 126,059 CoolSculpting revenue cycles during the three months ended March 31, 2014.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our critical accounting policies have not materially changed during the three months ended March 31, 2015. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the allocation of selling prices to revenue elements, (2) customer programs and payments, including accruals for customer programs, cooperative marketing arrangements, customer incentive programs and payments to customers, (3) investments, including the fair value of such investments, (4) warranty accruals, (5) valuation and recognition of stock-based compensation, and (6) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended
	March 31,
Revenue	2015	2014	$ Change	% Change
System revenue	$26,156	$14,461	$11,695	81%
Consumable revenue	25,402	16,514	8,888	54%
Total revenue	$51,558	$30,975	$20,583	66%

Overall, we experienced an increase in revenue primarily as a result of the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems.

System revenue. We experienced incremental growth in system revenue for the three months ended March 31, 2015, as compared to the same period in 2014, as a result of increased system sales in both North America and our International markets due to the reasons stated above. Overall, we placed 347 systems in the three months ended March 31, 2015, as compared to 179 systems in the three months ended March 31, 2014. We also continue to experience an increase in sales of add-on applicators to existing customers, related primarily to our CoolSmooth applicator; such total incremental add-on applicator revenue was $0.7 million in the three months ended March 31, 2015, whereas in the three months ended March 31, 2014 our incremental add-on revenue, related primarily to our CoolFit and CoolCurve+ applicators, totaled $0.3 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body. These increases were offset in part by lower average selling prices as result of an increase in international sales, including sales to distributors, as a percentage of total revenue as well as due to volume based discounts offered on certain multiple system deals.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs in the three months ended March 31, 2015, as compared to the same period in 2014.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Cost of revenue	$14,378	$9,016	$5,362	59%
% of total revenue	28%	29%
Gross profit	$37,180	$21,959	$15,221	69%
Gross profit %	72%	71%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2015, as compared to the same periods in 2014, was mainly attributable to increased sales volume, as well as the fact that higher production driven by the increase in sales led to better utilization on a relatively fixed base of overhead costs. Additionally, the increase in gross profit as a percentage of revenue is attributable to our growing system installed base which continues to drive higher consumable sales. These increases were offset in part by the high volume of sales of our CoolSmooth applicator, which currently carries a slightly lower standard margin than our other applicators.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Operating expenses
Research and development	$6,080	$4,270	$1,810	42%
% of total revenue	12%	14%
Sales and marketing	$24,406	$20,187	$4,219	21%
% of total revenue	47%	65%
General and administrative	$8,388	$4,713	$3,675	78%
% of total revenue	16%	15%
Total operating expenses	$38,874	$29,170	$9,704	33%

Research and development. Research and development expenses increased for the three months ended March 31, 2015, as compared to the same period of 2014, primarily due to an increase in payroll related costs of $0.7 million attributed to higher headcount and an increase in performance-based compensation. We also experienced an increase in materials, operations and clinical costs of $0.6 million as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications including our recently announced CoolSmooth PRO, which we expect to launch in the second quarter of 2015. Facilities and other allocable costs also increased by $0.1 million resulting from increased headcount and operating costs related to the growth in our business. Additionally, stock-based compensation expense increased by $0.1 million attributed to grants to existing and new employees and due to an increase in stock price.

Sales and marketing. Sales and marketing expenses increased for the three months ended March 31, 2015, as compared to the same period of 2014, primarily due to the significant increase in headcount attributable to our sales force, which increased by approximately 40%, as we continue to expand into new and existing markets. This growth in headcount resulted in an increase in payroll related costs of $2.7 million, which includes an increase in performance-based compensation resulting from revenue growth. Stock-based compensation expense also increased by $0.6 million attributed to grants to existing and new employees, including certain performance-based award grants, and due to an increase in stock price. Travel and related expenses increased by $0.5 million associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced an increase in advertising, public relations and collateral production expenses of $0.6 million associated with costs incurred in conjunction with our sales and marketing initiatives. These costs were primarily related to brand and collateral development associated with our re-branding initiative, which was launched in the second quarter of 2014. We also incur expenses related to cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs decreased by $0.7 million due to a change in the program, which occurred during the first quarter of 2014, whereby the amount of available reimbursement was reduced and fewer customers were able to qualify for partial reimbursement on qualifying advertising expenditures.

General and administrative. General and administrative expenses increased for the three months ended March 31, 2015, as compared to the same period of 2014, primarily due to an increase in payroll related costs of $0.8 million resulting from higher headcount in certain functions to support growth in our business. Stock-based compensation expense also increased by $1.2 million attributed to grants to existing and new employees and due to an increase in stock price, as well as the expense related to certain performance-based awards for which all release criteria were achieved. Professional service fees increased by $0.2 million associated with the growth of our business as well as our expansion into international markets. Additionally, we experienced a $1.2 million increase in legal expenses mainly due to an increase in IP enforcement, both domestically and overseas, certain product liability cases, and to a lesser extent certain other one-time project fees.

Interest Income and Other (Expense) Income, Net (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Interest income (expense), net	$13	$19	$(6)	(32)%
% of total revenue	—%	—%
Other income (expense), net	$(420)	$(66)	$(354)	536%
% of total revenue	(1)%	—%

Interest income (expense), net. For both the three months ended March 31, 2015 and 2014, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in our investments.

Other income (expense), net. The change in other income (expense), net for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was the result of changes in foreign exchange rates, primarily the British Pound and Euro.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our cash and cash equivalents, short-term and long-term investments, and working capital as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$25,057	$28,649
Short-term investments	15,822	16,286
Long-term investments	3,411	4,805
Total	$44,290	$49,740
Working capital	$56,825	$56,540

Summary Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(1,830)	$(12,343)
Net cash provided by (used in) investing activities	1,556	2,982
Net cash provided by (used in) financing activities	(3,012)	(1,906)
Effect of exchange rate changes on cash and cash equivalents	(306)	15
Net increase (decrease) in cash and cash equivalents	$(3,592)	$(11,252)

Cash Flows for the Three Months Ended March 31, 2015 and 2014

Operating activities. Net cash used in operating activities was $1.8 million during the three months ended March 31, 2015, and consisted of a net loss of $2.1 million and a net change in operating assets and liabilities of $4.6 million, offset by non-cash items of $4.9 million. Non-cash items for the three months ended March 31, 2015, consisted primarily of a stock-based compensation expense of $4.2 million and depreciation and amortization expense of $0.5 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $2.1 million and an increase in accounts receivable of $3.4 million. These uses of cash were offset in part by an increase of $0.5 million in deferred revenue and an increase in accounts payable, accrued and other non-current liabilities of $0.7 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand as well as the build up in inventory for CoolSmooth PRO, which we expect to launch in the second quarter of 2015. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The decrease in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, while the decrease in accrued payroll and employee related expenses as a result of timing of payments as well as a reduction in performance-based compensation. The increase in deferred revenue is primarily a result of an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer attendance of the CoolSculpting University that has not yet occurred.

Net cash used in operating activities was $12.3 million during the three months ended March 31, 2014, and consisted of a net loss of $7.3 million and a net change in operating assets and liabilities of $7.8 million, offset by non-cash items of $2.8 million. Non-cash items for the three months ended March 31, 2014, consisted primarily of a stock-based compensation expense of $2.1 million and depreciation and amortization expense of $0.5 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $6.3 million and an increase in accounts receivable of $2.1 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as due to an increase in purchases of materials in advance of the introduction of the CoolSmooth applicator, which we began shipping to customers in the second quarter of 2014. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers.

Investing activities. Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2015, as compared to net cash provided by investing activities of $3.0 million during the same period in 2014. During the three months ended March 31, 2015, we received proceeds from the sale of, net of purchases, of $1.8 million of short-term and long-term investments. During the three months ended March 31, 2014, we received proceeds from the sale and maturity, net of purchases, of $3.5 million of short-term and long-term investments. Purchases of property and equipment amounted to $0.3 million for the three months ended March 31, 2015, primarily as result of purchases of leasehold improvements, furniture and fixtures and certain software to support the growth and expansion of our business and related facilities. Purchases of property and equipment amounted to $0.6 million for the three months ended 2014.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2015, of $3.0 million consisted of tax payments related to shares withheld for vested restricted stock units of $4.3 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $1.3 million. Net cash used in financing activities during the three months ended March 31, 2014, of $1.9 million consisted of tax payments related to shares withheld for vested restricted stock units of $2.5 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $0.6 million.

Our cash, cash equivalents and investments declined by $5.5 million from $49.7 million as of December 31, 2014, to $44.3 million as of March 31, 2015. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $14.0 million and $11.7 million at March 31, 2015, and December 31, 2014, respectively.

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

Operating Lease Obligations

We recently renewed and extended certain of our leases, and as a result our leases now have lease terms that expire at various dates through September 2020. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.5 million for the three months ended March 31, 2015, compared to $0.4 million for the three months ended March 31, 2014.

Future minimum lease payments under the non-cancellable operating leases as of March 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 9 months)	$1,504
2016	1,761
2017	1,798
2018	1,845
2019	694
Thereafter	228
Total future minimum lease payments	$7,830

This compares to future minimum lease payments under the non-cancellable operating leases as of December 31, 2014, of $7.3 million.

Capital Lease Obligations

We have entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes amounts under leases that have been capitalized as follows (in thousands):

	Useful life (Years)	March 31, 2015	December 31, 2014
Computer equipment	3	382	382
Total capital leased equipment		382	382
Less: Accumulated depreciation and amortization		(53)	(21)
Capital leased equipment, net		$329	$361

Total amortization of assets acquired under capital leases was $32,000 for the three months ended March 31, 2015, which is included in total depreciation and amortization expense. There were no such arrangements during the three months ended March 31, 2014.

Future minimum payments required under capital leases as of March 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 9 months)	$100
2016	132
2017	141
Total future payments	$373

Less: Amount representing interest	$20
Present value of future minimum payments	353
Less: Current portion	121
Long term portion	$232

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $5.8 million and $4.0 million at March 31, 2015, and December 31, 2014, respectively.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $26,000, including estimated interest and penalties, as of March 31, 2015, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at the beginning of the period	$569	$676
Change in accruals for warranties issued	(29)	39
Settlements of warranty claims	(100)	(55)
Balance at the end of the period	$440	$660

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, as our exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012, and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico effective November 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. The revenue recognized by us under this distribution agreement was $1.3 million for the three months ended March 31, 2015, compared to $1.0 million for the three months ended March 31, 2014. The accounts receivable balance under this distribution agreement was $1.4 million and $0.2 million as of March 31, 2015, and December 31, 2014, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-10, Revenue from Contracts with Customers. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2017 opening Accumulated deficit balance. We will adopt this guidance effective January 1, 2017, and we are currently evaluating the two adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures.

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

Off-balance Sheet Arrangements

As of March 31, 2015, and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. Our market risks have not materially changed during the three months ended March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below have not changed substantively from those included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2014, other than as are marked with an asterisk (*), and are set forth below.

Risks Related to Our Business

We have limited operating experience and a history of net losses, and although we have achieved net income in the year ended December 31, 2014, we may not be able to maintain profitability.

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We incurred significant net losses since our inception through the end of 2013, including net losses of approximately $19.3 million in 2013 and $30.1 million in 2012, and as of March 31, 2015, we had an accumulated deficit of approximately $(133.7) million. Although we achieved net income in the year ended December 31, 2014, there is no guarantee that we will be able to continue to achieve net income. Our net income for the year ended December 31, 2014, was only $1.5 million, and for the three months ended March 31, 2015, we had a net loss of $2.1 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

*We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

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

•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	any adverse events associated with CoolSculpting or product liability or other lawsuits related to our products and the costs associated with defending them or the results of such lawsuits;

•	costs associated with obtaining components for manufacturing, including increases due to changes in foreign exchange rates or increased shipping costs;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

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

*Due to a number of factors outside of our direct control, our financial results may fluctuate unpredictably, which could adversely affect our stock price.

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

•
delays in, or failure of, product and component deliveries by our third-party contract manufacturers or suppliers, whether due to their inability to meet our demands or other forces, such as port strikes, labor shortages or other factors that could impact shipping costs or the ability of manufacturers to ship components to us;

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

*To successfully market and sell CoolSculpting in markets outside of North America, we must address many issues with which we have limited experience.

We believe that a significant percentage of our business will continue to come from sales in markets outside of North America through increased penetration in countries where we currently market and sell CoolSculpting directly and through our third-party distributor network, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	reduced or varied protection for intellectual property rights in some countries;

•	export restrictions, trade regulations, and foreign tax laws;

•	fluctuations in currency exchange rates, which could increase the selling costs of, and therefore lower demand for, our products overseas;

•	foreign certification and regulatory clearance or approval requirements;

•	difficulties in developing effective marketing campaigns in unfamiliar foreign countries;

•	customs clearance and shipping delays;

•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;

•	preference for locally produced products;

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

*Our inability to effectively compete with our competitors may prevent us from achieving significant market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors, including newly announced products and technologies, whether or not effective. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of a laser energy-based product for body contouring. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of Liposonix, an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. In April 2014, the UltraShape system from Syneron Medical Ltd. received FDA clearance for non-invasive fat cell destruction using non-thermal, focused ultrasound, and Cynosure recently announced that its in-development noninvasive fat reduction platform is anticipated to receive FDA clearance in the second half of 2015. We believe that the marketing of these products has extended the sales cycle for CoolSculpting beginning in 2013 and may continue to have an impact on our sales in the future. The timing of, and publicity around, the introduction of such products or other technologies is outside our control, and may have an adverse impact on our sales and the rate at which practices purchase CoolSculpting systems and/or cycles in the form of consumable procedure packs.

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

Our CoolSculpting system consists of a CoolSculpting control unit and our CoolSculpting applicators. Our CoolSculpting procedure packs are composed of consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. Prior to the second quarter of 2013, we manufactured our CoolSculpting system and related procedure packs through a combination of direct manufacturing and third-party contract manufacturers. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system. CoolGels, CoolLiners and disposable securement accessories continue to be manufactured through third-party contract manufacturers. To manufacture our CoolSculpting system in the quantities that we believe will be required to meet anticipated market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of these manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

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

Our CoolSculpting system contains a few critical components, the integrated circuit contained in the CoolSculpting control unit, the CoolSculpting applicators and the CoolCard, which is supplied by a company in Japan, and the connector that attaches our applicators to the control unit, which is supplied by a separate company in the United States. The single source suppliers of these critical components may not be replaced without significant effort and delay in production. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we attempt to maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least three months' supply of connectors to support open purchase orders. Such forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems or longer lead times with these suppliers as well as an increased demand for our products. In addition, several other non-critical components and materials that compose our CoolSculpting system are currently supplied by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers' capabilities could harm our ability to manufacture our CoolSculpting system to meet demand until new sources of supply are identified and qualified, which could impact our sales and/or gross margins. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	interruption of supply resulting from modifications to or discontinuation of a supplier's operations;

•	interruption of supply, or increased shipping costs, resulting from port strikes, work stoppages or other unrest;

•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier's variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our brand reputation caused by defective components produced by our suppliers;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

*We forecast sales to determine requirements for components and materials used in our CoolSculpting system, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components, and finished products on hand. To manage our operations with our third-party contract manufacturers and suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our CoolSculpting system require an order lead time of six months or more. Our limited historical commercial experience and growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands, and our demand for components and materials increases beyond our estimates, our contract manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our CoolSculpting system to our customers. In contrast, if we overestimate our component and material requirements, we may have excess inventory, which would increase our expenses. Further, outside forces, such as port strikes, could impact our ability to receive components necessary to meet demand. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

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

We have increased our headcount from 208 at January 1, 2013, to 442 at March 31, 2015, and plan to continue to hire a substantial number of additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of March 31, 2015, our patent portfolio comprised 117 issued patents and 84 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to April 30, 2015, our stock has had low and high sales prices per share in the range from $3.20 to $35.90 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 20% of our outstanding common stock as of April 30, 2015. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	May 5, 2015	By:	/s/ Patrick F. Williams
Patrick F. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2	Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	Promotion Offer Letter, dated November 10, 2014, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	X
10.2	Relocation Agreement, dated February 19, 2015, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	X
10.3	Amended Relocation Agreement, dated March 12, 2015, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	X
10.4	2015 Compensation Arrangements for Named Executive Officers		8-K/A	001-35318	Item 5.02	2/23/2015
10.5	Compensation Arrangement With Non-Employee Directors	X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X