Form 10-Q
period 2015-09-30
Zeltiq Aesthetics Inc
filed 2015-10-28
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of October 22, 2015, there were 39,025,926 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,618	$28,649
Short-term investments	11,235	16,286
Accounts receivable, net	32,908	21,472
Inventory	28,783	15,536
Prepaid expenses and other current assets	8,716	7,060
Total current assets	117,260	89,003
Long-term investments	3,620	4,805
Restricted cash	459	560
Property and equipment, net	4,770	3,724
Intangible asset, net	5,255	5,780
Other assets	147	33
Total assets	$131,511	$103,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,159	$5,824
Accrued and other current liabilities	32,019	21,450
Deferred revenue	7,198	5,069
Current portion of capital lease obligations	123	120
Total current liabilities	51,499	32,463
Long-term deferred revenue	157	622
Long-term capital lease obligations, less current portion	170	262
Other non-current liabilities	568	39
Total liabilities	$52,394	$33,386
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at September 30, 2015, and December 31, 2014; 39,002,669 and 38,123,998 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	42	42
Additional paid-in capital	210,547	202,701
Accumulated other comprehensive loss	(1,140)	(696)
Accumulated deficit	(130,332)	(131,528)
Total stockholders’ equity	79,117	70,519
Total liabilities and stockholders’ equity	$131,511	$103,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$61,202	$45,670	$177,191	$123,706
Cost of revenue	16,041	12,555	48,535	35,231
Gross profit	45,161	33,115	128,656	88,475
Operating expenses:
Research and development	5,464	4,241	17,352	12,861
Sales and marketing	30,647	19,014	87,253	60,253
General and administrative	7,115	4,896	22,156	14,843
Total operating expenses	43,226	28,151	126,761	87,957
Income from operations	1,935	4,964	1,895	518
Interest income, net	13	14	40	47
Other income (expense), net	359	(189)	(508)	(338)
Income before income taxes	2,307	4,789	1,427	227
Provision for income taxes	160	7	231	13
Net income	$2,147	$4,782	1,196	214
Basic net income per share:
Net income per share, basic	$0.06	$0.13	$0.03	$0.01
Weighted average shares of common stock outstanding used in computing net income per share, basic	38,881,183	37,630,222	38,640,269	37,430,337
Diluted net income per share:
Net income per share, diluted	$0.05	$0.12	$0.03	$0.01
Weighted average shares of common stock outstanding used in computing net income per share, diluted	40,860,593	40,926,034	40,724,261	40,781,141
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$2,147	$4,782	$1,196	$214
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(661)	(450)	(451)	(271)
Changes in unrealized gains (losses) on available-for-sale securities	2	(2)	7	(6)
Other comprehensive loss, net of tax	(659)	(452)	(444)	(277)
Comprehensive income (loss)	$1,488	$4,330	$752	$(63)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,196	$214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,712	1,350
Stock-based compensation	10,261	7,029
Deferred income taxes	—	37
Amortization of investment premium, net	63	183
Provision for doubtful accounts receivable	270	134
Provision for excess and obsolete inventory	403	688
Loss on disposal and write-off of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable	(11,773)	(5,653)
Inventory	(13,698)	(9,684)
Prepaid expenses and other assets	(1,794)	177
Deferred revenue, net of deferred costs	1,681	2,426
Accounts payable, accrued and other liabilities	17,573	(2,076)
Net cash provided by (used in) operating activities	5,894	(5,158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(12,079)	(9,011)
Proceeds from sale of investments	—	1,000
Proceeds from maturity of investments	18,260	14,968
Purchase of property and equipment	(2,332)	(1,216)
Change in restricted cash	94	(252)
Net cash provided by investing activities	3,943	5,489
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(89)	—
Proceeds from issuance of common stock upon exercise of stock options and from employee stock purchase program	4,136	2,714
Tax payments related to shares withheld for vested restricted stock units	(6,577)	(3,774)
Tax effect of employee stock plans	26	27
Net cash used in financing activities	(2,504)	(1,033)
Effect of exchange rate changes on cash and cash equivalents	(364)	(155)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,969	(857)
CASH AND CASH EQUIVALENTS—Beginning of period	28,649	25,798
CASH AND CASH EQUIVALENTS—End of period	$35,618	$24,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of ZELTIQ Aesthetics, Inc. (the "Company") are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The interim results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other future annual or interim period. Certain amounts in the prior year's condensed consolidated balance sheet have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported condensed consolidated statements of cash flows or statements of operations.

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

Out of period adjustment

During the three months ended June 30, 2015, the Company recorded an out-of-period adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2012, 2013 and 2014, respectively. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2015 is not material to the current consolidated financial statements.

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

Concentration of Credit Risk

As of September 30, 2015 and December 31, 2014, one individual customer, which is a large aesthetic chain, accounted for 27% and 24% of accounts receivable, respectively. During the three months ended September 30, 2015, no individual customer accounted for 10% or more of total revenue. During the nine months ended September 30, 2015, one individual customer accounted for 12% of total revenue. During the three and nine months ended September 30, 2014, no individual customer accounted for 10% or more of total revenue.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies during the nine months ended September 30, 2015, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. The Company expects to adopt this guidance effective January 1, 2018, and is currently evaluating the two adoption methods as well as the impact this new guidance will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance is not expected to have an impact on the Company's consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements. The standard covers a wide range of Topics in the Codification. The amendments in this standard represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB amended ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$6,371	$—	$—	$6,371
Commercial paper	—	500	—	500
Short-term investments:
U.S. Agency securities	—	1,651	—	1,651
U.S. Treasury	—	500	—	500
Corporate bonds	—	6,869	—	6,869
Commercial paper	—	500	—	500
Certificates of deposit	1,715	—	—	1,715
Long-term investments:
U.S. Agency securities	—	250	—	250
Corporate bonds	—	611	—	611
Certificates of deposit	2,759	—	—	2,759
Total	$10,845	$10,881	$—	$21,726

	As of December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$6,062	$—	$—	$6,062
Short-term investments:
U.S. Agency securities	—	5,240	—	5,240
U.S. Treasury	—	1,004	—	1,004
Corporate bonds	—	7,774	—	7,774
Commercial paper	—	1,349	—	1,349
Certificates of deposit	919	—	—	919
Long-term investments:
U.S. Agency securities	—	999	—	999
U.S. Treasury	—	500	—	500
Corporate bonds	—	750	—	750
Certificates of deposit	2,556	—	—	2,556
Total	$9,537	$17,616	$—	$27,153

During the three and nine months ended September 30, 2015 and 2014, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of September 30, 2015, and December 31, 2014.

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of September 30, 2015 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,651	$—	$—	$1,651
U.S. Treasury	500	—	—	500
Corporate bonds	6,868	2	(1)	6,869
Commercial paper	500	—	—	500
Certificates of deposit	1,715	—	—	1,715
Total	$11,234	$2	$(1)	$11,235

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$250	$—	$—	$250
Corporate bonds	612	—	(1)	611
Certificates of deposit	2,759	—	—	2,759
Total	$3,621	$—	$(1)	$3,620

The Company's short-term and long-term investments as of December 31, 2014 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$5,240	$1	$(1)	$5,240
U.S. Treasury	1,003	1	—	1,004
Corporate bonds	7,778	2	(6)	7,774
Commercial paper	1,349	—	—	1,349
Certificates of deposit	919	—	—	919
Total	$16,289	$4	$(7)	$16,286

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,000	$—	$(1)	$999
U.S. Treasury	500	—	—	500
Corporate bonds	752	—	(2)	750
Certificates of deposit	2,556	—	—	2,556
Total	$4,808	$—	$(3)	$4,805

For each of the three and nine months ended September 30, 2015 and 2014, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2015, are as follows (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$11,234	$11,235
Due in one year to five years	3,621	3,620
	$14,855	$14,855

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

The components of inventory consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$10,354	$7,692
Finished goods	18,429	7,844
Total inventory	$28,783	$15,536

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	September 30, 2015	December 31, 2014
Lab equipment, tooling and molds	$3,221	$2,766
Computer software	2,072	1,337
Computer equipment	1,443	984
Leasehold improvements	1,708	1,452
Furniture and fixtures	924	494
Vehicles	51	35
Total property and equipment	9,419	7,068
Less: Accumulated depreciation and amortization	(5,224)	(4,111)
Construction in progress	575	767
Property and equipment, net	$4,770	$3,724

The table above includes property and equipment acquired under capital leases which totaled $0.4 million as of both September 30, 2015 and December 31, 2014.

Depreciation and amortization expense related to property and equipment was $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively. Depreciation and amortization expense related to property and equipment was $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

Accrued and Other Current Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and employee related expenses	$11,930	$8,386
Accrued marketing expenses	5,031	2,959
Accrued royalty	4,142	3,612
Sales and other taxes payable	2,929	2,123
Advance payments from customers	4,200	1,908
Accrued warranty	536	569
Accrued legal expenses	2,114	592
Other	1,137	1,301
Total accrued and other current liabilities	$32,019	$21,450

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

The product warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$339	$741	$569	$676
Warranty costs incurred	(377)	(170)	(721)	(643)
Net changes in liability for pre-existing warranties, including expirations	516	18	520	423
Provision for warranty	58	112	168	245
Balance at the end of the period	$536	$701	$536	$701

4. Intangible Asset, Net

The Company's intangible asset consists of an exclusive license agreement with Massachusetts General Hospital, or MGH, for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the Food and Drug Administration, or FDA, clearance were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

Intangible asset, net comprised the following (in thousands):

	September 30, 2015	December 31, 2014
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(2,795)	(2,270)
Intangible asset, net	$5,255	$5,780

Amortization expense of the intangible asset was $0.2 million for both the three months ended September 30, 2015 and 2014, and $0.5 million for both the nine months ended September 30, 2015 and 2014.

The total estimated annual future amortization expense of this intangible asset as of September 30, 2015, is as follows (in thousands):

Fiscal Year
2015 (remaining 3 months)	$176
2016	701
2017	701
2018	701
2019	701
Thereafter	2,275
Total	$5,255

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, as the Company's exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012 and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico, effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by the Company under this distribution agreement was $1.4 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively. The accounts receivable balance under this distribution agreement was $1.7 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively.

6. Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under non-cancellable operating leases with various expiration dates. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through May 2017, and a warehouse space in Livermore, California, under a lease which extends through May 2017. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through April 2016, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through August 2016, Reston, Virginia, under a lease which extends through September 2020, Galway, Ireland under a lease which extends through September 2016 and Dublin, Ireland under a month-to-month lease. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.7 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.

Future minimum lease payments under the non-cancellable operating leases as of September 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 3 months)	$566
2016	2,272
2017	1,993
2018	1,846
2019	694
Thereafter	228
Total future minimum lease payments	$7,599

Capital Lease Obligations

The Company has entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes amounts under leases that have been capitalized as follows (dollars in thousands):

	Useful life (Years)	September 30, 2015	December 31, 2014
Computer equipment	3	$382	$382
Total capital leased equipment		382	382
Less: Accumulated depreciation and amortization		(117)	(21)
Capital leased equipment, net		$265	$361

Total amortization of assets acquired under capital leases was $32,000 and $0.1 million for the three and nine months ended September 30, 2015, respectively, which is included in total depreciation and amortization expense. There were no such arrangements during the three and nine months ended September 30, 2014.

Future minimum payments required under capital leases as of September 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 3 months)	$33
2016	132
2017	141
Total future payments	$306

Less: Amount representing interest	$13
Present value of future minimum payments	293
Less: Current portion	123
Long term portion	$170

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers of $11.9 million and $4.0 million at September 30, 2015 and December 31, 2014, respectively. The $7.9 million increase in contract obligations from December 31, 2014 to September 30, 2015 was mainly due to inventory purchase commitments relating to the Company's launch of the CoolSmooth PRO and CoolMini, as well as in contemplation of future demand and sales levels.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $30,000, including estimated interest and penalties, as of September 30, 2015, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Product Liability Contingencies

The Company has historically been and continues to be predominantly self-insured for any product liability losses related to its products. The Company obtains third-party insurance to limit its exposure to these claims, but this insurance is subject to a cap on reimbursement. Product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for reported claims and estimates for incurred, but not reported claims, to the extent that such losses can be reasonably estimated. The Company determines its accruals for probable product liability losses based on various factors, including historical claims and settlement experience. The total amount of self-insured product liability claims settled in the three and nine months ended September 30, 2015 were $0.3 million and $0.5 million, respectively. The total amount of self-insured product liability claims settled in the three and nine months ended September 30, 2014 were not material. The amount of reported and estimated incurred but not known self-insured product liability claims pending was $1.1 million as of September 30, 2015, which is recorded as an accrual on the Company's condensed consolidated balance sheet. Such estimated claims were not significant as of December 31, 2014.

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

7. Stock-Based Compensation Expense

Stock-Based Compensation Activity

Activity under the Company’s stock-based compensation plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2014	2,685,209	3,242,421	$6.47
Additional shares reserved	1,000,000	—	—
Options granted	(45,622)	45,622	34.65
Restricted stock units granted	(536,639)	—	—
Options exercised	—	(529,703)	5.61
Options canceled	37,520	(37,520)	8.55
Restricted stock units withheld for tax	203,043	—	—
Restricted stock units canceled	152,441	—	—
Balance, September 30, 2015	3,495,952	2,720,820	$7.03

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	1,533,081	$10.08
Restricted stock units granted	536,639	32.04
Restricted stock units vested	(503,129)	9.94
Restricted stock units canceled	(152,441)	13.50
Balance, September 30, 2015	1,414,150	$18.04

During the three and nine months ended September 30, 2015, 71,521 and 503,129 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and nine months ended September 30, 2015, the Company withheld 28,176 and 203,043 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three and nine months ended September 30, 2014, 61,283 and 490,441 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and nine months ended September 30, 2014, the Company withheld 24,848 and 201,702 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority was $0.9 million and $6.5 million for the three and nine months ended September 30, 2015, respectively. Total payments for employee's tax obligations to the relevant taxing authority was $0.5 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation related to all of the Company's stock-based awards and employee stock purchases was recorded as an expense or a reduction to revenue and categorized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$56	$—	$205	$—
Cost of revenue	234	115	517	325
Research and development	424	289	1,166	758
Sales and marketing	1,163	986	4,062	2,920
General and administrative	1,151	1,128	4,311	3,026
Total stock-based compensation	$3,028	$2,518	$10,261	$7,029

As of September 30, 2015, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $20.2 million, which is expected to be recognized using the straight-line attribution method over 1.3 years.

Performance-Based Awards

Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $0.3 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (in years)	N/A	N/A	4.8	4.4
Expected volatility	N/A	N/A	63%	43%
Risk-free interest rate	N/A	N/A	1.29%	1.21%
Expected dividend yield	N/A	N/A	—%	—%

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

No stock options were granted in either of the three months ended September 30, 2015 or September 30, 2014. During the nine months ended September 30, 2015, the Company granted 45,622 stock options to employees with a weighted-average grant date fair value of $18.19 per share. During the nine months ended September 30, 2014, the Company granted 250,000 stock options to employees with a weighted-average grant date fair value of $6.77 per share, respectively.

During the three and nine months ended September 30, 2015, the Company granted 109,667 and 536,639 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $33.93 and $32.04 per share, respectively. During the three and nine months ended September 30, 2014, the Company granted 31,500 and 400,675 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $19.56 and $18.39 per share, respectively.

During the nine months ended September 30, 2015, employees purchased 52,965 shares under the Company's employee stock purchase plan, or ESPP, at a weighted average exercise price of $22.02. As of September 30, 2015, the unrecognized compensation cost related to the ESPP was $0.1 million, which will be recognized using the straight-line attribution method over 0.2 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2015, the Company granted stock-based awards to a non-employee that vest over one year. During the three and nine months ended September 30, 2014, the Company granted stock-based awards to a non-employee which will vest over two years. Stock-based compensation expense related to non-employee grants was $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, of which $0.1 million and $0.2 million relates to an arrangement with a non-employee customer and has been recorded as a reduction of revenue for both the three and nine months ended September 30, 2015, respectively, in the condensed consolidated statements of operations. Stock-based compensation expense for non-employees was $0.3 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

8. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding during the period, including stock options, restricted stock units and common stock issuable pursuant to the ESPP.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net income (in thousands)	$2,147	$4,782	$1,196	$214
Denominator
Weighted average shares of common stock outstanding used in computing net income per share, basic	38,881,183	37,630,222	38,640,269	37,430,337
Dilutive effect of incremental shares and share equivalents	1,979,410	3,295,812	2,083,992	3,350,804
Weighted average shares of common stock outstanding used in computing net income per share, diluted	40,860,593	40,926,034	40,724,261	40,781,141
Net income (loss) per share:
Net income per share, basic	$0.06	$0.13	$0.03	$0.01
Net income per share, diluted	$0.05	$0.12	$0.03	$0.01

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized stock compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital. The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options to purchase common stock	45,622	305,000	37,433	192,308
Restricted stock units	19,810	—	8,154	84,361
Common stock issuable pursuant to the ESPP	—	—	—	—
Total	65,432	305,000	45,587	276,669

9. Income Taxes

The Company recorded income tax expense of $0.2 million for both the three and nine months ended September 30, 2015, respectively, compared to income tax expense of $7,000 and $13,000 for the three and nine months ended September 30, 2014, respectively. The income tax expense for the three and nine months ended September 30, 2015 and 2014 reflects federal and state alternative minimum tax, as well as income tax expense related to the Company's operating jurisdictions. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

At September 30, 2015, the Company had $1.6 million of unrecognized tax benefits, of which $29,000, if recognized, would affect the effective tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

The Company maintains a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, in the near term, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. In that case, the Company may release a significant portion, or all, of its valuation allowance against its deferred tax assets. This release would result in the recognition of certain deferred tax assets an equal benefit to income tax expense in the period such release is recorded.

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal and state jurisdictions, Ireland, and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 30, 2015, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
North America	$46,602	$34,964	$133,267	$94,828
International	14,600	10,706	43,924	28,878
Total	$61,202	$45,670	$177,191	$123,706

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $42.4 million and $122.9 million for the three and nine months ended September 30, 2015, respectively, compared to $32.2 million and $88.1 million for the three and nine months ended September 30, 2014, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
System revenue	$29,298	$24,783	$87,501	$64,627
Consumable revenue	31,904	20,887	89,690	59,079
Total	$61,202	$45,670	$177,191	$123,706

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

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue primarily from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. In the second quarter of 2015, we launched our CoolSmooth PRO applicator, a non-suction based applicator that provides a shorter treatment time than our previous non-suction based applicator, CoolSmooth. Additionally, we recently launched our CoolMini applicator, designed to address the submental area under the chin and smaller fat bulges. With the release of CoolMini, we currently offer six CoolSculpting applicators for use with our CoolSculpting system.
We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, the FDA cleared CoolSculpting for treatment of the abdomen area. In April 2014, the FDA cleared CoolSculpting for treatment of the thigh area, and in January 2015, the FDA cleared us to do treatments at lower temperatures which enables shorter treatment times. Most recently, in September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. We are also seeking additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to areas on the body other than the flanks, abdomen, thighs and the submental area. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas.
In North America, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 24% and 25% of our total revenue for the three and nine months ended September 30, 2015, respectively, compared to 23% of our total revenue for each of the three and nine months ended September 30, 2014.

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

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $61.2 million and $177.2 million for the three and nine months ended September 30, 2015, respectively, compared to $45.7 million and $123.7 million for the three and nine months ended September 30, 2014, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 48% and 49% of our total revenue for the three and nine months ended September 30, 2015, respectively, compared to 54% and 52% of our total revenue for the three and nine months ended September 30, 2014, respectively. Our worldwide installed base grew by 50% from 2,822 units as of September 30, 2014, to 4,247 units as of September 30, 2015.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth and CoolMini procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 52% and 51% of our total revenue for the three and nine months ended September 30, 2015, respectively, compared to 46% and 48% of our total revenue for the three and nine months ended September 30, 2014, respectively. We shipped 247,298 and 707,227 CoolSculpting revenue cycles to our customers during the three and nine months ended September 30, 2015, respectively, compared to 159,116 and 451,291 CoolSculpting revenue cycles during the three and nine months ended September 30, 2014, respectively.

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

Out of period adjustment. During the three months ended June 30, 2015, we recorded an out-of-period adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2012, 2013 and 2014, respectively. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2015 is not material to the current consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our critical accounting policies have not changed during the nine months ended September 30, 2015. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

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

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Revenue	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
System revenue	$29,298	$24,783	$4,515	18%	$87,501	$64,627	$22,874	35%
Consumable revenue	31,904	20,887	11,017	53%	89,690	59,079	30,611	52%
Total revenue	$61,202	$45,670	$15,532	34%	$177,191	$123,706	$53,485	43%

Overall, we experienced an increase in revenue primarily as a result of the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems.

System revenue. We experienced incremental growth in system revenue for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, as a result of increased system sales in both North America and our International markets due to the reasons stated above. Overall, we placed 337 and 1,071 systems in the three and nine months ended September 30, 2015, respectively, as compared to 260 and 647 systems in the three and nine months ended September 30, 2014, respectively. We also continue to experience significant sales of add-on applicators to existing customers, driven by our CoolSmooth PRO applicator which we launched in April 2015 and for which we are offering an exchange program whereby customers are able to exchange their current CoolSmooth applicator for a CoolSmooth PRO applicator for a fee; revenue under the exchange program for the three and nine months ended September 30, 2015 was $0.6 million and $1.6 million, respectively. In addition to revenues related to the exchange program, we also recognized add-on applicator revenue, excluding exchange program revenue, of $1.0 million and $3.5 million in the three and nine months ended September 30, 2015, respectively, whereas in the three and nine months ended September 30, 2014 our add-on revenue, related primarily to our CoolSmooth applicators which launched in April 2014, totaled $1.9 million and $8.3 million, respectively. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body. Additionally, our overall revenue was impacted by increased international sales, which generally carry lower average selling prices, as well as due to volume based discounts offered on certain multiple system deals in the first half of 2015 which served to negatively impact our average selling prices.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs in the three and nine months ended September 30, 2015, as compared to the same periods in 2014, offset by certain rebate programs with our international distributors. There were no significant changes in average selling price for our consumable procedures packs in the three and nine months ended September 30, 2015 as compared to the same periods in 2014. Our average selling price is influenced by procedure type mix as well as region and customer type.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenue	$16,041	$12,555	$3,486	28%	$48,535	$35,231	$13,304	38%
% of total revenue	26%	27%			27%	28%
Gross profit	$45,161	$33,115	$12,046	36%	$128,656	$88,475	$40,181	45%
Gross profit %	74%	73%			73%	72%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The gross profit as a percentage of revenue for the three months ended September 30, 2015 increased slightly compared to the same period in 2014 and was positively impacted by increased sales volumes on a fixed base of overhead costs as well as a change in overall revenue mix that resulted in a shift of revenue to consumables, which carry a higher standard margin. The gross profit as a percentage of revenue for the nine months ended September 30, 2015 increased slightly compared to the same period in the prior year. Such change was driven by increased volumes on a fixed base of overhead costs as well as a change in overall mix that resulted in a shift of revenue to consumables, partially offset by reductions in average selling prices on our systems in 2015 compared to the same period in 2014 driven by sales to international customers and discounts on certain multiple system deals, as well as due to our CoolSmooth PRO exchange program in 2015 which carries a lower gross profit contribution based on the reduced selling price associated with the exchange.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating expenses
Research and development	$5,464	$4,241	$1,223	29%	$17,352	$12,861	$4,491	35%
% of total revenue	9%	9%			10%	10%
Sales and marketing	$30,647	$19,014	$11,633	61%	$87,253	$60,253	$27,000	45%
% of total revenue	50%	42%			49%	49%
General and administrative	$7,115	$4,896	$2,219	45%	$22,156	$14,843	$7,313	49%
% of total revenue	12%	11%			13%	12%
Total operating expenses	$43,226	$28,151	$15,075	54%	$126,761	$87,957	$38,804	44%

Research and development. Research and development expenses increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to an increase in payroll related costs of $0.6 million and $1.9 million, respectively, attributed to higher headcount and an increase in performance-based compensation. We also experienced an increase in materials, operations and clinical costs of $0.3 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications including our recently announced CoolMini applicator and submental indication.

Sales and marketing. Sales and marketing expenses increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to the significant increase in headcount attributable to our sales force, which increased by approximately 36%, as we continue to expand into new and existing markets. This growth in headcount resulted in an increase in payroll related costs of $4.1 million and $10.4 million for the three and nine months ended September 30, 2015, respectively, which includes an increase in variable compensation primarily resulting from revenue growth. Stock-based compensation expense also increased by $0.2 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, attributed to grants to existing and new employees, including certain performance-based award grants, and due to an increase in stock price. Travel and related expenses increased by $1.0 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced an increase in advertising, public relations and collateral production expenses of $3.9 million and $7.7 million for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, associated with costs incurred in conjunction with our sales and marketing initiatives. These costs were primarily related to our direct to consumer advertising campaign, which was launched in the first quarter of 2015. We also incurred expenses related to cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs increased by $0.7 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in our customer base and change in the program in the current year that increased the number of eligible participants compared to the prior year.

General and administrative. General and administrative expenses increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to an increase in payroll related costs of $0.7 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, resulting from higher headcount in certain functions to support growth in our business. Stock-based compensation expense did not change significantly in the three months ended September 30, 2015 as compared to the same period in the prior year, but did increase $1.3 million for the nine months ended September 30, 2015, as compared to the same period in the prior year, such increase being attributed to grants to existing and new employees and due to an increase in stock price, as well as the expense related to certain performance-based awards for which all release criteria were achieved. Professional services fees increased by $0.6 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, associated with the growth of our business. Additionally, we experienced a $0.5 million and $2.3 million increase in legal and related expenses for the three and nine months ended September 30, 2015, respectively, mainly due to an increase in IP enforcement, both domestically and overseas, certain product liability cases, and to a lesser extent certain other one-time project fees.

Interest Income, Net and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income, net	$13	$14	$(1)	(7)%	$40	$47	$(7)	(15)%
% of total revenue	—%	—%			—%	—%
Other income (expense), net	$359	$(189)	$548	(290)%	$(508)	$(338)	$(170)	50%
% of total revenue	1%	—%			—%	—%

Interest income, net. For both the three and nine months ended September 30, 2015 and 2014, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in the average balance of our investments.

Other income (expense), net. The change in other income (expense), net for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was the result of changes in foreign exchange rates, primarily the British Pound and Euro, and to a lesser extent, Canadian dollars.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our cash and cash equivalents, short-term and long-term investments, and working capital as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$35,618	$28,649
Short-term investments	11,235	16,286
Long-term investments	3,620	4,805
Total	$50,473	$49,740
Working capital	$65,761	$56,540

Summary Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$5,894	$(5,158)
Net cash provided by investing activities	3,943	5,489
Net cash used in financing activities	(2,504)	(1,033)
Effect of exchange rate changes on cash and cash equivalents	(364)	(155)
Net increase (decrease) in cash and cash equivalents	$6,969	$(857)

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

Operating activities. Net cash provided by operating activities was $5.9 million during the nine months ended September 30, 2015, and consisted of net income of $1.2 million and non-cash items of $12.7 million, offset by a net change in operating assets and liabilities of $8.0 million. Non-cash items for the nine months ended September 30, 2015, consisted primarily of a stock-based compensation expense of $10.3 million and depreciation and amortization expense of $1.7 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $13.7 million and an increase in accounts receivable of $11.8 million. These uses of cash were offset in part by an increase of $1.7 million in deferred revenue and an increase in accounts payable, accrued and other liabilities of $17.6 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand as well as the inventory in support of our launch of CoolSmooth PRO, which was released in the second quarter of 2015, and our launch of CoolMini. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in accounts payable was mainly due to inventory purchases relating to our launches of the CoolSmooth PRO and CoolMini applicators, as well as in contemplation of future demand and sales levels as well as for advertising and marketing spend in support of our recently launched direct to consumer marketing campaign. The increase in accrued and other non-current liabilities was driven by the increase in accrued payroll and employee related expenses as a result of an increase in headcount and variable compensation, the increase accrued royalties due to the increase in sales, the increase in marketing accruals in conjunction with our sales and marketing initiatives such as our recently launched direct-to-consumer advertising program, the increase in advanced payments from customers due to the timing of payment receipt and related shipment as well as upfront payments collected on advanced sales of our CoolMini applicator and the increase in accrued legal expenses as we continue to enforce our IP domestically and overseas. The increase in deferred revenue is primarily a result of an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer training that has not yet occurred.

Net cash used in operating activities was $5.2 million during the nine months ended September 30, 2014, and consisted of a net income of $0.2 million and a net change in operating assets and liabilities of $14.8 million, offset by non-cash items of $9.4 million. Non-cash items for the nine months ended September 30, 2014, consisted primarily of a stock-based compensation expense of $7.0 million and depreciation and amortization expense of $1.4 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $9.7 million, an increase in accounts receivable of $5.7 million, and a decrease in accounts payable, accrued and other liabilities of $2.1 million, offset in part by an increase of $2.4 million in deferred revenue. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as due to an increase in purchases of materials to support demand for our recently launched CoolSmooth applicator as well as compliance requirements for products being sold in the European Union. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The decrease in accounts payable, accrued and other liabilities was driven by the timing of invoice receipt and payments to vendors, as well as a reduction in amounts reimbursable to customers for qualifying advertising expenditures under our customer incentive programs resulting primarily from a change in the program during 2014, which reduced both the number of qualifying participants in the program and the amounts available for reimbursement. The increase in deferred revenue is primarily a result of an increase in extended warranty sales as well as the deferral of revenue related to discounts on extended warranties offered in conjunction with our marketing incentive plans.

Investing activities. Net cash provided by investing activities was $3.9 million for the nine months ended September 30, 2015, as compared to net cash provided by investing activities of $5.5 million during the same period in 2014. During the nine months ended September 30, 2015, we received proceeds from the sale and maturity, net of purchases, of $6.2 million of short-term and long-term investments. During the nine months ended September 30, 2014, we received proceeds from the sale and maturity, net of purchases, of $7.0 million of short-term and long-term investments. Purchases of property and equipment amounted to $2.3 million for the nine months ended September 30, 2015, primarily as result of purchases of leasehold improvements, furniture and fixtures and certain software to support the growth and expansion of our business and related facilities. Purchases of property and equipment amounted to $1.2 million for the nine months ended September 30, 2014.

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2015, of $2.5 million consisted of tax payments related to shares withheld for vested restricted stock units of $6.6 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options and issuance of ESPP shares of $4.1 million. Net cash used in financing activities during the nine months ended September 30, 2014, of $1.0 million consisted of tax payments related to shares withheld for vested restricted stock units of $3.8 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $2.7 million.

Our cash, cash equivalents and investments increased by $0.7 million, from $49.7 million as of December 31, 2014, to $50.5 million as of September 30, 2015. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $19.8 million and $11.7 million at September 30, 2015, and December 31, 2014, respectively.

Massachusetts General Hospital Royalty Payments

In May 2005, we entered into an agreement with Massachusetts General Hospital, or MGH, to obtain an exclusive license to develop and commercialize the patent and the core technology that underlies our CoolSculpting system. We pay a 7% royalty on net sales, as defined in the agreement, of CoolSculpting systems, applicators and procedure packs. In September 2015, we entered into a new agreement with MGH to obtain an exclusive license to develop and commercialize certain patents and technology for the treatment of acne and certain related skin conditions. We are obligated to pay a 3% royalty on net sales, as defined in such agreement, of products incorporating such technology.

Operating Lease Obligations

We recently renewed and extended certain of our leases, and as a result our leases now have lease terms that expire at various dates through September 2020. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.7 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.

Future minimum lease payments under the non-cancellable operating leases as of September 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 3 months)	$566
2016	2,272
2017	1,993
2018	1,846
2019	694
Thereafter	228
Total future minimum lease payments	$7,599

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

Property and equipment includes amounts under leases that have been capitalized as follows (in thousands):

	Useful life (Years)	September 30, 2015	December 31, 2014
Computer equipment	3	$382	$382
Total capital leased equipment		382	382
Less: Accumulated depreciation and amortization		(117)	(21)
Capital leased equipment, net		$265	$361

Total amortization of assets acquired under capital leases was $32,000 and $0.1 million for the three and nine months ended September 30, 2015, respectively, which is included in total depreciation and amortization expense. There were no such arrangements during the three and nine months ended September 30, 2014.

Future minimum payments required under capital leases as of September 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015 (remaining 3 months)	$33
2016	132
2017	141
Total future payments	$306

Less: Amount representing interest	$13
Present value of future minimum payments	293
Less: Current portion	123
Long term portion	$170

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $11.9 million and $4.0 million at September 30, 2015, and December 31, 2014, respectively. The $7.9 million increase in contract obligations from December 31, 2014 to September 30, 2015 was mainly due to inventory purchase commitments relating to our launch of the CoolSmooth PRO and CoolMini, as well as in contemplation of future demand and sales levels.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $30,000, including estimated interest and penalties, as of September 30, 2015, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$339	$741	$569	$676
Warranty costs incurred	(377)	(170)	(721)	(643)
Net changes in liability for pre-existing warranties, including expirations	516	18	520	423
Provision for warranty	58	112	168	245
Balance at the end of the period	$536	$701	$536	$701

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, as our exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012, and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by us under this distribution agreement was $1.4 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively. The accounts receivable balance under this distribution agreement was $1.7 million and $0.2 million as of September 30, 2015, and December 31, 2014, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. We expect to adopt this guidance effective January 1, 2018, and we are currently evaluating the two adoption methods as well as the impact this new guidance will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance is not expected to have an impact on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB amended ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance will be effective beginning in the first quarter of fiscal 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and related disclosures.

Off-balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. Our market risks have not materially changed during the nine months ended September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

*We have limited operating experience and a history of net losses, and although we have achieved net income in the year ended December 31, 2014, and nine months ended September 30, 2015, we may not be able to maintain profitability.

We have a limited operating history, with our first commercial sales of CoolSculpting for the selective reduction of fat in the United States occurring in late 2010. We incurred significant net losses since our inception through the end of 2013, including net losses of approximately $19.3 million in 2013 and $30.1 million in 2012, and as of September 30, 2015, we had an accumulated deficit of approximately $130.3 million. Although we achieved net income in the year ended December 31, 2014 and the nine months ended September 30, 2015, there is no guarantee that we will be able to continue to achieve net income. Our net income for the year ended December 31, 2014 was only $1.5 million, and for the nine months ended September 30, 2015, we had a net income of $1.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to sustain or increase profitability. Further, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenue we generate from sales of our CoolSculpting system and CoolSculpting consumables will account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks, abdomen, thighs and the submental area in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and from fees associated with each CoolSculpting cycle, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.

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

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks, abdomen, thighs and submental fat area, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles,” the abdomen area, the thigh area and the submental area under the chin. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for a substantial majority of our revenue for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

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

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors, including newly announced products and technologies, whether or not effective. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction and laser-assisted liposuction. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the following products as well as others to be marketed for fat cell destruction. The laser energy-based product, marketed by Erchonia Corporation, is used to perform a non-invasive procedure reported to be safe and easy to perform, without causing patient pain. In September 2011, the FDA cleared the marketing of Liposonix, an ultrasound energy-based product for body contouring offered by Solta Medical, Inc., now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. This ultrasound energy-based product utilizes heat to non-invasively eliminate fat cells in a single procedure. In April 2014, the UltraShape system from Syneron Medical Ltd. received FDA clearance for non-invasive fat cell destruction using non-thermal, focused ultrasound, and Cynosure recently announced that its noninvasive fat reduction platform, SculpSure, received FDA clearance in May 2015. In April 2015, the FDA approved KYBELLA, which is offered by Allergan plc for the treatment for submental fullness in adults. We believe that the marketing of these products has extended the sales cycle for CoolSculpting beginning in 2013 and may continue to have an impact on our sales in the future. The timing of, and publicity around, the introduction of such products or other technologies is outside our control, and may have an adverse impact on our sales and the rate at which practices purchase CoolSculpting systems and/or cycles in the form of consumable procedure packs.

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

We have increased our headcount from 297 at January 1, 2014, to 507 at September 30, 2015, and plan to continue to hire additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We are investing in the research and development of new products and procedures based on our proprietary controlled cooling technology platform. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting system that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new application for 510(k) clearance, premarketing approval or foreign regulatory approvals. For example, we will be required to submit new 510(k) applications to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks, abdomen, thighs and submental area.

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

The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not cleared or approved by the FDA as reflected in the product's labeling. Our current FDA labeling only permits marketing CoolSculpting in the United States for use on the flanks, the abdomen, the thigh area and the submental fat area under the chin, and restricts us from promoting it for use on other parts of the body. The FDA does not regulate the practice of medicine however, and, we are aware that CoolSculpting is used by our customers on other parts of the body. If we are found to have inappropriately promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of September 30, 2015, our patent portfolio comprised 118 issued patents and 88 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to October 22, 2015, our stock has had low and high sales prices per share in the range from $3.20 to $38.49 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 20% of our outstanding common stock as of October 22, 2015. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	October 28, 2015	By:	/s/ Patrick F. Williams
Patrick F. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2	Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	Exclusive License Agreement, dated September 8, 2015, by and between ZELTIQ Aesthetics, Inc. and Massachusetts General Hospital.	X
10.2	Employee Offer Letter Amendment; Compensation Adjustment and Performance Stock Unit Grant dated August 19, 2015, by and between Carl Lamm and ZELTIQ Aesthetics, Inc.	X
10.3	Employee Offer Letter Amendment; Ireland Assignment Details, dated August 20, 2015, by and between Carl Lamm and ZELTIQ Aesthetics, Inc.	X
10.4	Amended and Restated Employee Offer Letter, dated July 1, 2015, by and between Leonard DeBenedictis and ZELTIQ Aesthetics, Inc.	X	10-Q	001-35318	10.2	7/30/2015
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X