Form 10-K
period 2015-12-31
Zeltiq Aesthetics Inc
filed 2016-03-15
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2015 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Select Market on that date: $953,437,429. Shares of the registrant's common stock held by each executive officer, director and person who owns 15% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2016, there were 39,310,213 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with Commission pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Stockholders, to be filed on or before April 29, 2016, are incorporated by reference into Part III of this Form 10-K.

ZELTIQ Aesthetics, Inc.

FORM 10-K
For the Year Ended December 31, 2015

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2015, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “continue,” “should,” “project,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, less than anticipated growth in the number of customers electing to purchase CoolSculpting systems, insufficient patient demand for CoolSculpting procedure, our failure to correctly estimate and control our future expenditures, the success of our sales and marketing, and our ability to protect and enforce our intellectual property relating to our technology, as well as those other risks and uncertainties described herein under “Risk Factors.” You are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
ZELTIQ Aesthetics, Inc. is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which is intended to cause fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissue. We developed CoolSculpting to safely, noticeably, and measurably reduce the fat layer within a treated fat bulge without requiring the patient to diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients, while unable to identify aesthetic benefits in the remaining 12%. We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We received further FDA clearance in May 2012 to use CoolSculpting for the selective reduction of fat around the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. Most recently, in September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. We sell our CoolSculpting system primarily to dermatologists, plastic surgeons, aesthetic specialists and OBGYN physicians and generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. Consumables are the CoolSculpting procedure packs we sell that are needed to perform procedures using our CoolSculpting system.
The global market for aesthetic procedures is significant. In the United States alone, the American Society of Aesthetic Plastic Surgery, or the ASAPS, estimates that consumers spent approximately $12 billion on aesthetic procedures in 2014. Invasive procedures (such as liposuction and tummy tucks, arm, buttock and thigh lifts) and minimally-invasive procedures (such as laser-assisted liposuction, laser lipolysis or injection lipolysis) effectively reduce fat but involve surgical procedures that require significant physician skill and resources, may involve pain, downtime, and expense for the patient, and carry the risks associated with any surgical procedure. Existing non-invasive procedures, which currently include those based on radio frequency, laser, or high intensity focused ultrasound, avoid the patient downtime and high costs of invasive and minimally-invasive procedures, but often are painful, produce limited or inconsistent results, and may require multiple treatments, and ongoing maintenance treatments. In addition, existing non-invasive procedures are not capable of selectively targeting fat cells, which can lead to damage to the surrounding tissues. Further, the treatment methods used by many existing invasive, minimally-invasive, and non-invasive procedures acutely injure fat cells in the treated area, which leads to fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body's wound-healing response and can result in scar tissue formation in the treated area. This scar tissue can lead to stiffening of the treated area and limits the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.
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
We market CoolSculpting to dermatologists, plastic surgeons, aesthetic specialists and OBGYN physicians. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices, but are not board-certified dermatologists or plastic surgeons. Some of the practices to which we sell have purchased or may elect to purchase more than one CoolSculpting system. We utilize our direct sales organization to market and sell CoolSculpting in our North American market which includes the United States and related territories, as well as Canada. In our markets located outside of North America, we market and sell CoolSculpting through both a direct sales force and a network of distributors. Our sales force and distributors also target dermatologists, plastic surgeons, aesthetic specialists and OBGYN physicians who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs. Our primary markets outside of North America are located in Asia-Pacific, Europe, the Middle East, Africa and Latin America. Revenue from markets outside of North America accounted for 24%, 23% and 20% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We are driving growth in CoolSculpting procedures through our targeted marketing programs that provide our customers with practice development programs which include organization assessments and recommendations, sales training, practice marketing strategies, and metric analysis. After we establish a significant installed base of CoolSculpting systems in specific markets, we partner with our customers' practices on marketing, advertising, and promotional activities in their local markets to drive demand for CoolSculpting. To further enhance and expand our brand awareness, in 2015 we launched a direct-to-consumer advertising campaign, which includes television, radio and print media, throughout the U.S. and in selected target cities in North America and Europe. Direct-to-consumer advertising builds awareness in the marketplace by having consumers (a) go to existing local practices and request treatment and drive consumable revenue, or (b) go to their local physician who does not yet have consumable services, create the desire and drive system revenue.
We generate revenue from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs to our customers. As of December 31, 2015, we had an installed base of 4,634 CoolSculpting systems installed across 3,765 practices worldwide. As of December 31, 2015, 2.5 million CoolSculpting revenue cycles had been shipped to our customers and distributors. A cycle is an authorization to perform one procedure to one specific area on the body; customers can only perform a treatment if they have purchased a cycle. We generated revenue of $255.4 million, $174.5 million and $111.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. System revenue represented 51%, 53% and 55% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Consumable revenue accounted for 49%, 47% and 45% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Market Overview
The global market for aesthetic procedures is significant. The ASAPS estimates that U.S. consumers spent approximately $12 billion on approximately ten million aesthetic procedures in 2014. According to the ASAPS, total aesthetic procedures in the United States have grown by 274% between 1997 and 2014, with non-invasive aesthetic procedures growing by 508% during this same period. According to the ASAPS, the top five aesthetic surgical procedures in 2014 were liposuction, breast augmentation, eyelid surgery, tummy tuck and nose reshaping, and the top five non-invasive procedures in 2014 were Botox, soft tissue fillers, laser hair removal, chemical peel and microdermabrasion. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS does not represent the market potential for CoolSculpting or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance.

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
Invasive and Minimally-Invasive Procedures
Physicians currently perform a number of invasive surgical procedures for fat reduction and body contouring, including liposuction, abdominoplasty (tummy tucks), gluteoplasty (buttock lifts), brachioplasty (arm lift), thighplasty (thigh lift), lower rhytidectomy (neck lift) and mentoplasty (chin). Laser-assisted liposuction, laser lipolysis, ultrasound lipolysis and injection lipolysis are minimally-invasive alternatives for fat reduction and body contouring. These minimally-invasive procedures require the physician to surgically insert a cannula, or metal tube, into the area to be treated and to use heat or ultrasound energy from the cannula to damage fat cells. Patients who are obese and require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures. Although effective at reducing a significant amount of fat, these invasive and minimally-invasive procedures present the following limitations:

•
Surgical risks. All invasive and minimally-invasive procedures disrupt the skin's barrier function and therefore may increase risks of infection, local or widespread scarring, perforation, and hemorrhage. These procedures generally require a general or local anesthesia, which carries additional risks.

•
Pain and downtime. Invasive procedures may involve pain and may require weeks of post-surgical recovery. As a result, patients may need to spend significant time away from work and take prescribed pain medications for extended periods of time post-surgery. In addition, body lifts may severely limit muscle movement in the treated area during recovery, which can limit a patient's mobility for a significant period of time. Minimally-invasive procedures require a surgical incision or multiple injections, and may cause patient pain. Patients generally require at least two days or more of recovery time after a minimally-invasive procedure, which may require the patient to miss work and necessitate prescribed pain medications post-surgery.

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

 Non-Invasive Procedures
Patients who do not require significant fat reduction to achieve aesthetic results may explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. Existing non-invasive procedures used for body contouring or fat reduction, other than CoolSculpting, currently include those based on various forms of energy, including radiofrequency, laser, or ultrasound. Although these procedures are generally safer and less expensive than invasive and minimally-invasive procedures, these procedures have the following limitations when compared to CoolSculpting:

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

•
Safety profile. CoolSculpting selectively targets fat cells. Our proprietary treatment algorithms are designed to sufficiently cool the fat cells in the treated area to obtain the desired aesthetic results while preserving the skin and surrounding tissues. We designed the CoolSculpting system to constantly monitor the controlled cooling process and to automatically terminate the procedure if it detects any errors and warm the treated area if the detected temperature falls below our cooling algorithms. As of December 31, 2015, we have shipped 2.5 million revenue cycles. To date, approximately 3,500 clinical complaints have been reported to us, representing 0.14% of all cycles. The most common clinical complaints relate to pain associated with the procedure, as well as common side effects, such as redness and edema. Medical Device Reports were filed when we believed reporting requirements were met.

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

•
Ability to expand the aesthetic market. Through market research we have confirmed there is strong consumer demand for a non-invasive procedure that can address the aesthetic concerns of individuals who have stubborn fat bulges. During the third quarter of 2013, we conducted an additional quantitative survey of 3,515 adults in the United States through Berglas Research, an independent marketing research company, and are able to project that more than 85 million consumers are considered aesthetically-oriented and qualify for CoolSculpting. Among this group and based on this study, we project that 22.4 million consumers would be interested in learning more about the CoolSculpting procedure after reading the product description. During the fourth quarter of 2015, we conducted a quantitative survey of 3,261 adults in the United States through Quintessent Marketing, an independent marketing research company, and are able to project that more than 106 million consumers are considered aesthetically-oriented and qualify for CoolSculpting. Among this group and based on this study, we project that 28.6 million consumers would be interested in learning more about the CoolSculpting procedure after reading the product description. The ASAPS reported 135,000 non-invasive fat reduction procedures in 2014. When we compare our potential audience to the number of procedures conducted we find that our market penetration is lower than 1%. Additionally, according to a separate market research study we commissioned through Easton Associates in 2011, our customers participating in the study reported that 30% of their CoolSculpting patients were aesthetic first-time users. Based on these results, we believe our customers will be able to target the aesthetic first-time user market and expand their aesthetic practice due to CoolSculpting's appeal.

Our Strategy
Our goal is to become a leading medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. To achieve this goal, we intend to:

•
Selectively market and sell our CoolSculpting system. With CoolSculpting established as a premium, highly-differentiated treatment we plan to continue to market and sell our CoolSculpting system to dermatologists, plastic surgeons, aesthetic specialists and OBGYN physicians. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting system. Our sales force and distributors target dermatologists, plastic surgeons, aesthetic specialists and OBGYN physicians who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a premium, differentiated treatment and participate in our practice marketing and support programs.

•
Deliver a Focused and Efficient Marketing Strategy. Our marketing strategy is designed to accelerate revenue while reducing overall sales and marketing spend through establishing co-operative customer partnerships and a direct-to-consumer program. This model has enabled our customers to leverage their local-market knowledge to create tailored, local patient marketing programs, with strong digital emphasis, to achieve greater awareness and demand. We intend to expand our co-operative customer partnership program in 2016. We also have a 5-step practice marketing program designed to help practices leverage established best practices relating to patient and staff treatments, front desk operations and internal and external marketing. At the core of this 5-step program is Treatment-to-Transformation, or T2T, a customized assessment and treatment protocol, which has revolutionized the way our customers use CoolSculpting to deliver improved outcomes and high patient satisfaction. We believe this clinical protocol has been instrumental in improving our system utilization and driving incremental system sales in existing practices. Its adoption was and continues to be a significant contributor to our current and long-term growth objectives.

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

•
Highly Optimized, Experienced and Fully Trained Sales Force. Our North American sales force is a bifurcated organization that has produced stronger focus and results on system sales and high-margin consumable sales. This organization is split between Area Sales Managers (ASMs), who focus on system sales, and Practice Development Managers (PDMs), who focus on assisting practices to market CoolSculpting to patients, product training and driving system utilization. We have continued to hire high quality, experienced sales representatives and sales management personnel in both categories and train the sales organization to optimize performance in their respective roles. This initiative has resulted in improved system placements to both existing and new practices, as well as increased system utilization, contributing to our recent revenue growth. We believe our sales force will continue to generate increased customer adoption and patient awareness momentum in the marketplace. We also believe that our focus on driving system utilization will offer the opportunity to drive increased sales of our high gross margin procedure packs.

•
Increase utilization of CoolSculpting through our marketing and customer support programs. We are driving demand for CoolSculpting procedures through our marketing and customer support programs. Through our PDMs we provide our customers with training on patient assessments, how to apply the CoolSculpting technology, practice development and marketing support to help our customers make CoolSculpting a key offering within their practices. We also intend to continue our co-operative marketing strategy with individual practices which is designed to encourage our customers to promote CoolSculpting to their aesthetic patients and those outside of their practices. To further support our customized marketing approach, we created the ZELTIQ Training Centers where we hold our training program, CoolSculpting University, or CSU. CSU is focused on customer training and education programs to optimize patient outcomes. In 2015, we hosted over 1,800 medical professionals from 865 offices worldwide at our CSU programs. This program invites practices to attend hands-on training where they learn the proper techniques for T2T, including a complete treatment assessment, applicator placement and patient consultation. Customers are also trained on a specific practice enhancement execution protocols designed to accelerate utilization and maximize the use of their CoolSculpting offering that includes branding, grassroots initiatives and digital marketing tactics. To address the demand for this training from our customers we currently have one training center in Pleasanton, California which we opened in 2013, and a second center in Reston, Virginia, which we opened in the second quarter of 2015. Our PDMs then visit customers in the field to further customize and optimize the program at a local level to ensure it is delivering improved patient flow. We believe this program is particularly well suited to the aesthetics industry. We also intend to continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.

•
Increase our international presence. There is strong global demand for aesthetic procedures outside of North America, especially in Asia, Latin America, and Europe. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets, where use of the product is generally not limited to specific treatment areas. Our customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen, thigh and submental area. We intend to seek regulatory approval to market CoolSculpting in additional international markets, as well as grow our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. As part of that strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets.

•
Expand our FDA-cleared indications for CoolSculpting. We currently have FDA clearance to market CoolSculpting in the United States for the selective reduction of fat in the flanks, an area commonly known as the “love handles,” the abdomen area, the thigh area and the submental area under the chin. We intend to continue to seek additional regulatory clearances from the FDA to expand our United States marketable indications for CoolSculpting to other areas on the body.

•
Leverage our technology platform. We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and OBGYN markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

•
Streamlined R&D Focus and Capital Deployment. Our R&D efforts and associated capital deployment have been recently streamlined to focus on making the CoolSculpting procedure safer, more comfortable, faster and more efficacious. Our research is focused on optimizing the patient outcome and increasing practice efficiency by reducing treatment duration. In the long-term, we remain focused on leveraging our proprietary cooling technology into new applications and indications for CoolSculpting to treat acne and into areas with a smaller volume of fat on the body.

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
The CoolSculpting Procedure
CoolSculpting is a non-invasive procedure that is clinically proven to be safe and effective and provides most patients with noticeable and measurable aesthetic results. Once the desired treatment area has been identified, the clinician applies our consumable CoolGel to the skin surface of the treatment area to ensure consistent thermal contact and to protect the skin from freezing. The CoolSculpting applicator is then positioned on the treatment area over the CoolGel, and the fat bulge is drawn into the applicator and positioned between its cooling panels. In the case of our CoolSmooth applicator, a non-suction based applicator is secured by disposable securement accessories. Once the applicator is affixed on the treatment area, no further clinician intervention is required for the duration of the procedure. The rate of the controlled cooling is modulated by thermoelectric cooling elements and controlled by sensors in the applicator that monitor the cooling of the fat bulge. Just prior to the end of the procedure, the CoolSculpting system signals the clinician that the treatment is ending. When the procedure is completed, the CoolSculpting system automatically terminates the cooling, and the clinician then removes the CoolSculpting applicator from the treatment area.
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

Our CoolSculpting System
We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators. Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, Geltraps and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles.

We also announced the launch of a new CoolMini-only system, providing physicians with the option to purchase a system that only comes with the CoolMini applicator which was specifically designed to treat smaller pockets of fat, including the submental fat area, or "double chin". We began offering this new configuration in the first quarter of 2016, enabling us to target physicians that primarily or exclusively focus on facial aesthetic treatments. The system can be upgraded with the purchase of additional software and applicators. With these individually purchased upgrades, the system has the ability to treat other body areas.

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

Additionally, the CoolSculpting control unit features: (1) a color touchscreen which provides operators with clear visual directions to initiate a CoolSculpting procedure, continuous status updates, and easy to follow notifications or corrective actions in the rare event of a procedure interruption; (2) vents which provide airflow and reduce heat build-up allowing our CoolSculpting system to be used in a standard physician treatment room without any special ventilation requirements or room modifications; (3) a drawer which provides storage space for our CoolSculpting CoolGels, CoolLiners, Geltraps and user documentation; and (4) the unit is mobile, allowing a physician to easily transfer the CoolSculpting unit between treatment rooms and reach different treatment areas on a patient.

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

With the launch of our CoolMini applicator in September 2015, we currently offer six CoolSculpting applicators for use with our CoolSculpting system. Each CoolSculpting applicator is designed to allow the physician to treat a different size and shape fat bulge.

1.	CoolCore - designed for use on small and medium fat bulges.

2.	CoolMax - designed for use on larger fat bulges.

3.	CoolCurve+ - designed to fit tightly curved contours.

4.	CoolFit - designed for use on long, narrow fat bulges.

5.	CoolSmooth Pro - designed for use on non-pinchable fat bulges.

6.	CoolMini - designed to address smaller fat bulges, including the submental area under the chin.

In addition to the above applicators that we include in our current system bundle, we recently announced the launch of a new family of applicators called CoolAdvantage. These applicators reduce treatment time by nearly half compared to our existing applicators due to lower temperatures. In Q2 2016 we expect to release our first applicator from this family, which will feature an adaptable 3-in-1 configuration and enhanced cup design. Additionally, in Q4 2016 we expect to launch the second applicator from this family, which will address larger fat bulges.

 CoolSculpting Procedure Packs
A CoolCard is required to operate the CoolSculpting control unit and is programmed with enabling software that permits the CoolSculpting control unit to perform a fixed number of procedures, or cycles. In addition, each CoolCard is programmed with an encrypted security certificate that prevents the performance of a CoolSculpting procedure unless the CoolCard is recognized and authenticated by the specific CoolSculpting control unit and CoolSculpting applicator. The security certificate is designed to ensure that customers pay for each CoolSculpting procedure and prevent the use of counterfeit CoolCards. Our consumable CoolGels are cotton sheets saturated in a solution that protects the skin and ensures proper thermal coupling during a CoolSculpting procedure. One CoolGel is required for each treated area and is not reusable. Our consumable plastic CoolLiners and Geltraps protect the applicator from gel contact. One CoolLiner is recommended per patient for hygienic reasons. In the case of our CoolSmooth procedure packs, the applicator is secured by disposable securement accessories.

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
Our CoolSculpting Technology
Our CoolSculpting technology utilizes the sensitivity of fat cells to cold injury to selectively eliminate subcutaneous fat tissue without affecting the skin or other surrounding tissues. Termed Cryolipolysis®, this technology enables a non-invasive alternative for subcutaneous fat reduction through cellular apoptosis. Cellular apoptosis is a normally occurring biological process whereby cells are eliminated as part of normal cell turnover. When injurious external stimuli (such as cold) are applied to a target cell, the apoptotic process may be triggered. If triggered, the injured cell consequently enters an orderly, regulated process of gradual degradation into smaller bodies which are absorbed by the body's immune system over time. This pathway to cellular elimination is in contrast to cellular necrosis, or uncontrolled cell death, in which an acute injury to the cell leads to lysis of the cell. Cellular necrosis triggers an aggressive inflammatory response leading to fibrotic scar tissue formation, which is not observed with cellular apoptosis. The cold treatment algorithm implemented by the CoolSculpting technology is designed to trigger apoptosis, eliminating fat cells without generating a wound healing reaction.
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
Following our licensing of the Cryolipolysis technology from MGH, we initiated animal and human clinical testing to support the development of the CoolSculpting procedure. These scientific studies used objective endpoints, including histologic and ultrasound assessments and outcome evaluation by blinded, independent panel review, and provided evidence of the safety and efficacy of the CoolSculpting procedure. As of December 31, 2015, there were over 60 peer-reviewed scientific journal articles and published conference abstracts discussing the effects of our CoolSculpting technology, both by physicians affiliated with our company as clinical and scientific advisers, as well as by independent investigators.

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

•
Additional applicators. We are developing additional applicators for the CoolSculpting system to expand our range of available applicator sizes and configurations, which will provide our customers with additional flexibility in selecting the applicator that best fits the body contour to be treated. In 2015, with our recent FDA clearance for lower temperatures, we launched our CoolSmooth PRO applicator in the second quarter of 2015. In addition, in the fourth quarter of 2015, we introduced our CoolMini applicator for treatment of smaller areas, including under the chin.

•
Enhanced algorithms. CoolSculpting utilizes our proprietary treatment algorithms to ensure the fat cells in the treated area are sufficiently cooled to obtain the desired aesthetic results while preserving the overlying skin and surrounding tissues. We are continuing to examine the interaction between controlled cooling and tissue response to enhance our proprietary treatment algorithms.

•
Point of Sale information feature. Our CoolSculpting system currently records information locally at the unit level about each treatment procedure, including information regarding procedure and patient statistics. Our direct sales force and our distributors can collect this information for analysis. With CoolConnect, which is a HIPAA compliant connectivity and data management tool, we are able to accumulate and analyze treatment procedure information at the point of sale. These data points assist our sales force in discussions with customers regarding their marketing efforts and program effectiveness. CoolConnect continues to be used across our installed base to collect real-time sales, demographic and marketing data that we believe can further optimize marketing strategies for both us and our customers. This information provides valuable trends and insights to our PDMs showing both account-level treatment information and comparisons against peer-group counterparts within the same geographic area.

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

In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and OBGYN markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty on commercial sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we license from MGH. Any royalty we are required to pay will reduce our profits from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.
As of December 31, 2015, we had 74 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2015, 2014, and 2013, were $22.9 million, $18.2 million and $17.1 million, respectively.
Sales and Marketing
Sales
In North America, we utilize a direct sales force to sell CoolSculpting. As of December 31, 2015, we had a North American sales force of 143 employees. To support the continued roll-out of CoolSculpting, we intend to continue to invest in our North American sales force.
In international markets, we sell CoolSculpting primarily through a network of distributors. As of December 31, 2015, we had an international sales team of 40 employees supporting approximately 50 independent distributors. Additionally, we utilize a separate direct sales force of 15 employees to sell into certain key markets in Europe. Our product currently has regulatory approval in 74 countries. We are increasing and intend to continue to increase penetration of our installed base in international markets in which CoolSculpting is currently sold and expand into attractive new international markets by identifying and training qualified distributors. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. In addition, we are opportunistically pursuing direct sales and expanding our marketing campaigns in select international markets.

We enter into distribution agreements with our distributors outside of North America. Our distribution agreements generally provide the distributor with a right to distribute our product for a limited period of time and are renewable by written agreement and terminable upon a material breach by either party, insolvency of the distributor, or a change of control of the distributor. Following the expiration or termination of the agreement, the distributor has an obligation to continue servicing existing customers for a period ranging from two to three months, upon our written request. Our distribution agreements generally provide the exclusive right to distribute our products within a designated territory, with certain distributors only receiving non-exclusive rights within a designated territory. We require distributors to purchase a minimum number of CoolSculpting systems each calendar quarter over the term of the agreement. The agreement sets forth the minimum quarterly purchase obligations for the first calendar year of the term of the agreement, and the parties will agree each year on the minimum quarterly purchase obligations for the remaining quarters during the term of the agreement. If the distributor fails to meet one of its minimum quarterly purchase obligations, we can convert the distributor to a non-exclusive distributor during the remaining term or terminate the agreement. These agreements also provide customary indemnities to the distributor including claims of patent infringement in the designated territory, material product defects, and our negligence or willful misconduct.
Customers
As of December 31, 2015 and 2014, Ideal Image, which is a large aesthetic chain, along with its affiliated franchises, accounted for 10% and 24% of accounts receivable, respectively. Furthermore, Ideal Image and its affiliated franchises accounted for 10% of total revenue during the year ended December 31, 2015. No individual customer accounted for greater than 10% of total revenue during the years ended December 31, 2014 and 2013.
Customer Marketing and Support Programs
We intend to drive CoolSculpting procedures through our targeted marketing and customer support programs. Since 2013, we have hired and trained a group of PDMs. Our PDMs train our customers on the use of the CoolSculpting system when the CoolSculpting system is first delivered to the customer's practice site. Following this initial training, our PDMs educate our customers on current CoolSculpting best practices and provide customers and their staff with sales and marketing training and support to help them increase patient demand for CoolSculpting procedures.
We also continue to offer a comprehensive practice certification program, originally launched in 2011. A customer's participation in this certification program and our other practice support programs, other than the initial training program, is voluntary. We have found that the most successful practices have the customer involved in every part of the training and marketing process. To become certified, customers must commit to engage in quarterly business strategy meetings with one of our PDMs, educate members of their office in our CoolSculpting best practices, and adopt our guidelines for before and after patient photographs. Once certified, customers receive distinction on our website. Furthermore, in late 2013 we launched the first of our customer training programs, CoolSculpting University. This program enables new and existing customers to successfully launch their CoolSculpting programs through a curriculum that includes hands-on education, live treatments and lecture-style presentations. In 2015, we hosted over 1,800 medical professionals from 865 offices worldwide at our CSU programs. To address the demand for this training from our customers we currently have one training center in Pleasanton, California which we opened in 2013, and a second center in Reston, Virginia, which we opened in the second quarter of 2015. Also, we hosted nine satellite CSU programs internationally for the year ended December 31, 2015.

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

Direct-to-Consumer

In 2015, we launched a direct-to-consumer advertising program in selected markets to build awareness and interest in the marketplace. The national campaign leverages learnings from the successful direct-to-consumer pilot held in 11 U.S. cities: Atlanta, Dallas, Denver, Houston, San Diego, Miami / Ft. Lauderdale, Minneapolis, Philadelphia, Phoenix, Seattle, Washington, DC. CoolSculpting website traffic significantly increased in those markets, and local CoolSculpting providers experienced a significant increase in patient interest and treatments. The multiple channels ZELTIQ plans to leverage include television commercials, radio spots, digital advertising, social media, and public relations. As of December 31, 2015, our program is active nationally in the U.S. and we have an ongoing pilot in the United Kingdom.

Customer Support
We strive to provide our customers and authorized distributors with superior customer support. We maintain a staff of Customer Care personnel in our facilities in Pleasanton, California and Reston, Virginia, as well as in the United Kingdom, to support our customers worldwide. This staff is available by telephone and email to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our international distributors. In addition, we provide worldwide technical support to our customers and distributors year round. Our goal is to minimize the disruption caused by a service event, and we strive to repair our customer's CoolSculpting system or provide the customer with a replacement CoolSculpting system within one day after notifying us of a problem. In the event of a technical issue with a CoolSculpting system, one of our Customer Care personnel will call the customer and determine whether the technical issue may be resolved over the telephone or whether the issue requires intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to ship and setup a replacement CoolSculpting system, or the applicable module of the CoolSculpting system, at the customer's office. To reduce shipping times and costs, we ensure that a number of CoolSculpting systems and replacement modules are available in specific regions throughout North America and other international locations. Upon arrival at the customer site, our logistics provider will move the replacement CoolSculpting system or module into the customer's office, unpack it, set it up and then power on the CoolSculpting system to ensure it is working properly. Because of the modular design of our CoolSculpting system, our logistics provider is not required to have any specialized training or expertise, and a number of logistics providers are available to provide these services. Upon completion, our logistics provider calls our Customer Care personnel and confirms the successful delivery and setup, and then ships the defective CoolSculpting system or module to our headquarters for repair. We allow our customers to keep the newly delivered CoolSculpting system or the applicable module, and we repair and reuse the defective CoolSculpting system or module received from our customer for future service calls. In the direct markets outside of North America and our Europe direct markets, our CoolSculpting system is serviced and supported through our independent distributors. We pro-actively deploy replacement CoolSculpting systems, modules, and components to strategic hubs worldwide to facilitate quick response time to service events and to maximize customer “uptime.”

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
Manufacturing
We occupy 34,176 square feet in our manufacturing facility in Dublin, California and 15,755 square feet of warehouse space in Livermore, California. We manufacture our CoolSculpting system and store raw materials at our Dublin facility. The Livermore facility is used for assembling our procedure packs and distribution of our CoolSculpting systems and procedure packs. Through 2012 and the beginning of 2013, we had utilized OnCore Manufacturing LLC, or OnCore, to manufacture and supply to us our CoolSculpting system. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system.
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
CoolGels, CoolLiners, pretreatment wipes and other consumables continue to be manufactured by third-party manufacturers. In addition, our CoolSculpting system contains two critical components, the integrated circuit contained in the CoolSculpting control unit and the CoolCard, which is supplied by a company in Japan, and the connector that attaches our applicators to the control unit, which is supplied by a separate company in the United States. We do not have supply agreements with the suppliers of these critical components beyond purchase orders. However, we maintain a safety stock inventory for these critical components equal to one year of forecasted part requirements of the integrated circuit and one month of connectors in finished assemblies, as well as at least a three month supply of connectors to support open sales orders.
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
In 2016, we plan to begin manufacturing certain products in Ireland. We are in the process of identifying a facility as well as qualifying our manufacturing line.
Our current facilities are adequate to support our near term operations; however, they may not be sufficient in the long term. Leases for our manufacturing and warehouse locations expire in May 2017. We are currently in the process of re-evaluating our lease terms for some of our facilities.
Our business typically has a short sales cycle, and to date we have not had a significant backlog of orders at the end of any given quarter. We define backlog as unshipped orders resulting from lack of available product to fulfill non-cancelable sales orders.
Competition
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered now or in the future by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are significantly obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction, laser-assisted liposuction and injection lipolysis, in which a compound is administered into the fat under the skin to eliminate the fat cells. Although effective at reducing fat, these invasive and minimally-invasive procedures may involve patient pain, expense, downtime, and the risks typically associated with surgical procedures. As a result, patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures.
In addition to the above invasive and minimally invasive procedures, the FDA has also cleared the marketing of several noninvasive technologies for fat reduction, circumferential reduction, fat cell destruction or body contouring. These noninvasive procedures involve various energy forms, including radio frequency, laser, or high intensity focused ultrasound, applied through the skin to eliminate fat cells. These technologies vary in the number of treatments required to produce a noticeable effect. Additionally, the high temperatures involved in certain of these procedures may lead to the patient experiencing various degrees of pain.
We believe that the marketing of these products has extended the sales cycle for CoolSculpting and may continue to have an impact on our sales in the future.
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

Patents and Proprietary Technology

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2015, our patent portfolio comprised 122 issued patents and 87 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our core Cryolipolysis technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from MGH and generally relate to our core technology relating to our CoolSculpting system. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2023 or later.
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
ZELTIQ®, CoolSculpting®, Cryolipolysis® and our logo are among our registered trademarks in the United States and in certain foreign countries.
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

Material Agreements

Massachusetts General Hospital License Agreement
In May 2005, we entered into an exclusive license agreement with the General Hospital Corporation, which owns and operates the Massachusetts General Hospital, or MGH, which was amended and restated in September 2011. Under this agreement, MGH granted to us an exclusive worldwide, royalty-bearing license to patent applications related to our controlled cooling platform technology, including the removal of cutaneous, subcutaneous or subdermal fat, treatment or removal of cellulite, and any therapy or procedures to the tissues and structures of the skin, subcutaneous tissue, and tumors, lesions and adipose tissue of the skin and of subdermal tissue. As consideration for the license granted to us by MGH, we agreed to pay to MGH (i) an upfront, non-refundable license issue fee of $0.3 million, (ii) a non-refundable minimum annual license maintenance payment of $75,000, $0.1 million, $0.2 million and $0.2 million upon the first, second, third and each subsequent anniversary of the effective date of the agreement following our first commercial sale, respectively, credited against royalty payments due to MGH on net income and distributor income in the same year, (iii) payments totaling approximately $8.1 million upon the successful achievement of regulatory and commercial milestones, including (a) $1.1 million due upon receipt of FDA clearance to market our CoolSculpting system for the selective reduction of fat, (b) $1 million due upon achieving cumulative net sales of $70 million, and (c) $6 million due upon the earlier to occur of achieving cumulative net sales of $200 million or the completion of a change of control as defined in the agreement, including a qualifying initial public offering and (iv) a 7% royalty on net sales (as defined in the agreement) of CoolSculpting. We have the option to buy down up to 25% of the future royalty payments, and the agreement has a provision that requires an equitable adjustment to a specified royalty rate triggered by certain market conditions. We also agreed to pay to MGH a percentage of sublicense royalties in certain circumstances and to reimburse MGH for all costs associated with the preparation, filing, prosecution, and maintenance of the patent rights under the agreement.
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

As of December 31, 2015, we have completed all milestones associated with the license agreement with MGH and have made all required license fee and milestone payments to MGH, described above. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.
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
Patient Protection and Affordable Care Act
Our operations are impacted by the federal Patient Protection and Affordable Care Act of 2010, which, as amended is known as the ACA. Effective January 1, 2013, we began to incur a 2.3% excise tax on sales of medical devices in the United States. Medical device excise tax payments totaled $3.1 million, $2.2 million and $1.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Such excise tax has been temporarily suspended effective January 1, 2016 through December 31, 2017. Compliance with the ACA has imposed administrative and financial burdens on us.
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
Employees
As of December 31, 2015, we had 535 employees, with 283 employees in sales and marketing, 74 in research and development, including clinical, regulatory and certain quality functions, 101 employees in operations, and 77 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are in good standing and we strive to foster a positive work environment.

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

Risks Related to Our Business

Patient demand for the procedures for which our products are used is particularly sensitive to economic trends. If there is the perception that economic trends are negative, patient demand for the procedures for which our products are used may decrease, which could cause practitioner demand for these systems to drop and our operating results could be harmed.

The decision to undergo a procedure from our systems are driven by consumer demand. If patient demand for procedures using our systems decreases, practitioner demand for our systems could drop. Procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. As a result, our revenues, and therefore our operating results, are particularly vulnerable to economic trends. If the economic conditions our customers' patients face worsen, or for other reasons demand from patients for procedures using our systems decreases, our business would be negatively impacted and our financial performance would be materially harmed.

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

The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems is driven by consumer demand. Procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients are adversely affecting certain markets in which we operate.

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

The rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. In addition, a number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	quarter to quarter variation in customer demand for purchasing CoolSculpting systems;

•	the inability for our customers to obtain necessary financing;

•	changes in the length of the sales process;

•	performance of our international distributors;

•	media coverage of CoolSculpting and positive or negative patient experiences, the procedures or products of our competitors, or our industry;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

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

We are dependent upon the success of CoolSculpting. If the market acceptance for CoolSculpting fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenue we generate from sales of our CoolSculpting system and CoolSculpting consumables will account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks, abdomen, thighs and the submental area in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and consumables associated with each CoolSculpting cycle, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.

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

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks, abdomen, thighs and submental area, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

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

The CoolSculpting procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo a CoolSculpting procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs, including our co-operative marketing strategy with individual practices, as to which we have limited experience;

•	the cost, safety, and effectiveness of CoolSculpting versus other aesthetic treatments;

•	the price of CoolSculpting relative to other aesthetic products and alternative treatments;

•	the willingness of patients to wait up to four months post-treatment to notice the aesthetic results of a CoolSculpting procedure;

•	the ability to obtain regulatory clearance to market CoolSculpting for additional treatment indications in the United States;

•	the adverse event profile of CoolSculpting, including warnings, side effects, and contraindications, which are subject to change;

•	the extent to which our customers recommend CoolSculpting to their patients;

•	our success in attracting consumers who have not previously purchased an aesthetic procedure;

•	the extent to which our CoolSculpting procedure satisfies patient expectations;

•	our ability to properly train our customers in the use of CoolSculpting such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and CoolSculpting in particular;

•	the success of any direct-to-consumer marketing efforts we initiate to build awareness in the marketplace; and

•	general consumer confidence, which may be impacted by economic and political conditions.

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

•
disagreements with our distributors could require or result in costly and time-consuming litigation or arbitration which we could be required to conduct in jurisdictions with which we are not familiar; and

•	ability to collect amounts owed from third-party distributors, who may operate in currency controlled countries.

If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenue and market share may not grow as anticipated, and we could be subject to unexpected costs, each of which would harm our results of operations and financial condition.

There are additional hurdles we must overcome in order to effectively market and sell CoolSculpting in markets outside of North America.

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

The extent to which we encounter these additional obstacles could require us to dedicate significant financial and management resources which could negatively affect our financial results.

Our inability to effectively compete with our competitors may prevent us from achieving further market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered by our competitors, including newly announced products and technologies, whether or not effective. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Patients who are obese and who do not have specific fat bulges but require significant fat reduction to achieve aesthetic results are candidates for invasive and minimally-invasive procedures, such as liposuction, laser-assisted liposuction and injection lipolysis, in which a compound is administered into the fat under the skin to eliminate the fat cells. Patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures. In the United States, the FDA has cleared the marketing of several noninvasive technologies for fat reduction, circumferential reduction, fat cell destruction or body contouring. These noninvasive procedures involve various energy forms, including radio frequency, laser, or high intensity focused ultrasound, applied through the skin to eliminate fat cells. We believe that the marketing of these products has extended the sales cycle for CoolSculpting beginning in 2013 and may continue to have an impact on our sales in the future. The timing of, and publicity around, the introduction of such products or other technologies is outside our control, and may have an adverse impact on our sales and the rate at which practices purchase CoolSculpting systems and/or cycles in the form of consumable procedure packs.

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

Third parties may attempt to produce counterfeit versions of our products and which may harm our ability to sell our CoolSculpting systems or consumables, negatively affect our reputation, or harm patients and subject us to product liability.

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

For example, in January 2013, the Mercantile Court in Spain rendered its ruling on the merits of Massachusetts General Hospital's, or MGH, and our request for a permanent injunction against Clinipro's LipoCryo device based on Clinipro's infringement of two European patents owned by MGH and globally licensed exclusively to us. While the Mercantile Court had earlier granted in 2012 MGH's and our request for a preliminary injunction, the Court, in the January 2013 ruling, denied the request for a permanent injunction, and the Mercantile Court’s ruling has been upheld on appeal. The Mercantile Court's ruling affects only Clinipro's activities in Spain. Further, although we and MGH did prevail against Clinipro in a patent infringement case in France, holding that an MGH patent exclusively licensed to us is valid and enforceable and enjoining Clinipro and its distributors from selling LipoCryo in France, Clinipro appealed that ruling. The French court of appeal overturned a portion of the ruling related to sufficiency of disclosure, which has the potential to affect certain claims in MGH's patents. We are entitled to and intend to pursue an appeal. However, there is no assurance that we will prevail.

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

If we are unable to manufacture our CoolSculpting system in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited and our reputation could be harmed.

Our CoolSculpting system consists of a CoolSculpting control unit and our CoolSculpting applicators. Our CoolSculpting procedure packs are composed of consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. We manufacture our CoolSculpting system at our own facilities. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system. CoolGels, CoolLiners and disposable securement accessories continue to be manufactured through third-party contract manufacturers. To manufacture our CoolSculpting system in the quantities that we believe will be required to meet anticipated increased market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of these manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

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

If we are unable to produce CoolSculpting systems in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. In addition, if we experience any quality issues in the manufacturing of CoolSculpting systems, this could result in product recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our CoolSculpting system and procedure packs to market, harm our reputation, and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market our CoolSculpting system and further affect our results of operations.

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

Although we are currently exploring the use of our proprietary controlled cooling technology for other indications, such as for the treatment of acne and certain related skin conditions, there can be no guarantee that our research and development efforts in these additional indications will be successful.

We are currently exploring the use of our proprietary controlled cooling technology for other indications, and in September 2015 we entered into a new collaboration and patent license agreement with MGH to develop and commercialize a controlled cooling product for the treatment of acne and certain related skin conditions. However, there can be no guarantee that our research and development efforts will produce results that will enable us to pursue a regulatory submission to commercialize our proprietary controlled cooling technology for use in acne or any other indication, or that any submission that we make will receive regulatory approval. If our research and development efforts are not successful, we will have expended research and development efforts and capital in pursuing these indications without realizing any benefits from these efforts and expenses.

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

We may encounter issues with privacy and security of personal information.

CoolConnect allows us to obtain information directly from CoolSculpting systems deployed by our customers and, as a result, we expect to become subject to certain data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, established uniform federal standards for certain “covered entities,” which include certain health care providers, health care clearinghouses, and health plans. These standards govern the conduct of specified electronic health care transactions and govern the privacy and security of protected health information, or PHI. The Health Information Technology for Economic and Clinical Health Act, or HITECH Act, makes HIPAA’s security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. The HITECH Act increased the civil and criminal penalties that may be imposed against covered entities, business associates and certain other persons, and gave state attorneys general authority to enforce HIPAA’s requirements.

A portion of the data that we expect to obtain and handle for or on behalf of our customers is considered PHI. Under HIPAA and our contractual agreements with our covered entity customers, we expect to be considered a “business associate” to those customers, and be required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with customers, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our customers’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards will be adequate. If we fail to maintain adequate safeguards, or we or our agents and subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA or our business associate agreements, we could be subject to significant liabilities and consequences, including but not limited to contractual damages, government investigation, fines, private litigation, and/or negative publicity.

We have increased the size of our company significantly and over a short period, and difficulties managing our growth could adversely affect our business, operating results, and financial condition.

We have increased our headcount from 208 at January 1, 2013, to 535 at December 31, 2015, and plan to continue to hire additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

The year 2015 is the first year in which we have generated positive cash flow from operations. Until such time, if ever, as we can achieve significant and sustained positive cash flows from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in medical technology or aesthetic product companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences, or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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

If taxing authorities challenge our recently implemented international tax structure, we may be required to pay more in taxes than we currently expect.

During fiscal 2015, we implemented an international tax structure that includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

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

Risks Related to Regulation

The regulatory clearance and approval process is expensive, time-consuming, and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our CoolSculpting system and any future products, such as for the treatment of cellulite, acne and certain related skin conditions, we develop.

We are investing in the research and development of new products and procedures based on our proprietary controlled cooling technology platform, such as for the treatment of cellulite, acne and certain related skin conditions. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting system that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new notification for 510(k) clearance, premarketing approval or foreign regulatory approvals. For example, we will be required to submit new 510(k) notification to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks, abdomen, thighs and submental area, and for the treatment of cellulite, acne and certain related skin conditions.

The 510(k) clearance process, as well as the process for obtaining foreign approvals, can be expensive, time-consuming, and uncertain. We anticipate that the direct clinical costs to support a 510(k) notification for an additional indication for CoolSculpting will range from $0.25 million to $0.5 million. In addition to the time required to conduct clinical trials, it generally takes from four to twelve months from submission of a notification to obtain 510(k) clearance; however, it may take longer, and 510(k) clearance may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for any product enhancements or new products we develop, and for the treatment of cellulite, acne and certain related skin conditions, would result in delayed, or no, realization of revenue from such product enhancements or new products and in substantial additional costs which could decrease our profitability.

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

Federal and state governments in the United States are also undertaking efforts to control growing health care costs through legislation, regulation, and voluntary agreements with medical care providers, and third-party payers. In March 2010, Congress enacted comprehensive health care reform legislation known as the Patient Protection and Affordable Care Act of 2010, which, as amended is known as the ACA. The ACA imposes a 2.3% excise tax on certain sales of medical devices by manufacturers in the United States. Although the excise tax has been temporarily suspended effective January 1, 2016 through December 31, 2017, there is no assurance that such suspension will continue. We expect compliance with the ACA to continue to impose significant administrative and financial burdens on us, which may harm our results of operations.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2015, our patent portfolio comprised 122 issued patents and 87 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and OBGYN markets. We also plan to explore potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty of up to 7% of net sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we licensed from MGH. Any royalty we are required to pay will reduce our income from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to March 10, 2016, our stock has had low and high sales prices per share in the range from $3.20 to $38.49 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of the securities exchange on which we trade and other applicable federal and state securities rules and regulations. Compliance with these rules and regulations has legal and financial compliance costs, makes some activities difficult, time-consuming or costly and places demand on our business systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

As a public company in the United States, we and our independent registered public accounting firm are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report, among other things, on the effectiveness of our internal control over financial reporting, which we determined was not effective as of December 31, 2015. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness in our risk assessment process, our disclosure controls and procedures were not effective as of December 31, 2015. Although we have begun the steps necessary to remediate the material weakness, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weakness. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

Additionally, if we continue to fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to de-listing on the NASDAQ Global Select Market, SEC investigation, and civil or criminal sanctions and our stock price could decline.

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 16% of our outstanding common stock as of March 10, 2016. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

We occupy 45,858 square feet for our executive offices in Pleasanton, California, under a lease which extends through March 2019, 19,465 square feet in our manufacturing facility in Dublin, California, under a lease which extends through May 2017, and 15,755 square feet of warehouse space in Livermore, California, under a lease which extends through May 2017. We also occupy office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through April 2016, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through August 2016, Reston, Virginia, under a lease which extends through September 2020, and Galway, Ireland under two leases which extend through September 2016 and March 2016, respectively. We are currently in the process of reevaluating our lease terms for some of our facilities.

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

2015	High	Low
First Quarter	$35.90	$26.15
Second Quarter	34.32	25.79
Third Quarter	38.49	27.40
Fourth Quarter	36.25	26.55

2014
First Quarter	$24.79	$16.05
Second Quarter	20.99	15.07
Third Quarter	27.04	13.30
Fourth Quarter	30.02	20.54
As of March 10, 2016, there were approximately 21 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on October 19, 2011 through December 31, 2015, for (1) our common stock, (2) the NASDAQ Composite index and (3) the NASDAQ Medical Equipment Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return as of
	December 31, 2013	December 31, 2014	December 31, 2015
ZELTIQ Aesthetics, Inc.	$122.00	$180.06	$184.06
NASDAQ Composite	181.10	205.86	217.11
NASDAQ Medical Equipment	146.27	165.10	189.52

Repurchases of Equity Securities
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2015. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011, were derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenue	$255,416	$174,478	$111,626	$76,194	$68,144
Cost of revenue (1)	74,375	50,064	34,189	25,506	26,101
Gross profit	181,041	124,414	77,437	50,688	42,043
Operating expenses:
Research and development (1)	22,909	18,196	17,090	12,693	10,488
Sales and marketing (1)	125,458	83,579	63,185	51,167	28,953
General and administrative (1)	28,980	20,515	16,510	16,867	11,299
Total operating expenses	177,347	122,290	96,785	80,727	50,740
Income (loss) from operations	3,694	2,124	(19,348)	(30,039)	(8,697)
Interest income (expense), net	58	63	80	129	(93)
Other income (expense), net	(420)	(425)	103	(92)	(765)
Income (loss) before income taxes	3,332	1,762	(19,165)	(30,002)	(9,555)
Provision for (benefit from) income taxes	(38,470)	231	140	141	48
Net income (loss)	41,802	1,531	(19,305)	(30,143)	(9,603)
Cumulative dividends on convertible preferred stock	—	—	—	—	(5,099)
Net income (loss) attributable to common stockholders	$41,802	$1,531	$(19,305)	$(30,143)	$(14,702)
Net income (loss) per share attributable to common stockholders, basic (2)	$1.08	$0.04	$(0.53)	$(0.87)	$(1.96)
Net income (loss) per share attributable to common stockholders, diluted (2)	$1.02	$0.04	$(0.53)	$(0.87)	$(1.96)

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$35,710	$28,649	$25,798	22,876	$83,908
Restricted cash, short- and long-term investments	16,809	21,651	30,613	36,173	255
Working capital	68,402	56,540	42,430	49,590	84,086
Total assets	178,827	103,905	88,054	90,269	105,999
Total capital lease obligations	262	382	—	—	—
Total notes payable	—	—	—	—	310
Total stockholders' equity	$124,302	$70,519	$62,576	$72,580	$94,303

(1)
The following table presents stock-based compensation related to stock based awards granted to employees and non-employees in each expense category or as a reduction in revenue. For further information, please see Note 9 to our audited consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenue	$205	$833	$—	$—	$—
Cost of revenue	744	443	248	131	54
Research and development	1,619	1,073	1,645	894	542
Sales and marketing	5,129	2,917	1,783	827	533
General and administrative	5,522	4,117	2,984	3,137	1,150
Total stock-based compensation	$13,219	$9,383	$6,660	$4,989	$2,279

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
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue primarily from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolMini applicator in September 2015, we currently offer six CoolSculpting applicators for use with our CoolSculpting system.
We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. Most recently, in September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to areas on the body other than the flanks, abdomen and thighs. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen and thighs.
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 24%, 23% and 20% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting system and CoolSculpting procedure. In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and OBGYN markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $255.4 million, $174.5 million and $111.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators. Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 51%, 53% and 55% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Our worldwide installed base grew by 46% from 3,176 units as of December 31, 2014, to 4,634 units as of December 31, 2015.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 49%, 47% and 45% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We shipped 980,339, 625,186 and 382,247 CoolSculpting revenue cycles to our customers during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Revenue Recognition

We derive our revenue from the sales of the CoolSculpting system, consisting of a control unit and applicators, and, from time to time, related extended warranty arrangements, and from the sale of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. We earn revenue from the sale of these products to our customers and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenue is deferred in the event that any of the revenue recognition criteria is not met. Each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. We do not market this software separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. We market the CoolSculpting system as a non-invasive aesthetic device for the selective reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, we do not incur significant software development costs or capitalize our software development costs. Based on this assessment, we consider the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC.

Persuasive Evidence of an Arrangement. We use contracts or customer purchase orders to determine the existence of an arrangement.

Delivery. Our standard terms specify that title transfers upon shipment to the customer. We use third party shipping documents to verify that title has transferred.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, we allocate revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, we may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management's best estimate of the sales price, or ESP, of each element to determine the relative selling price. We base the relative selling prices for control units, applicators, CoolCards and extended warranty on established price lists and separate, stand-alone sales of these elements. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. We believe the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. Our products do not require maintenance or support. Additionally, from time to time there may be undelivered elements in a multiple element arrangement, such elements generally being training or extended warranty. We defer revenue on undelivered elements of an arrangement and recognize it once all revenue recognition criteria have been met.

Shipping and handling costs. We expense shipping and handling costs as incurred and include them in cost of revenue. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as revenue.

Customer Programs and Payments

We regularly evaluate the adequacy of our estimates for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require us to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increased or reductions to sales, cost of goods sold or operating expenses. If, at any future time, we become unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to users, which would adversely impact sales in the period of transition.

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

Cooperative Marketing Arrangements. We offer cooperative marketing programs to our North American customers, allowing the customers to receive partial reimbursement for qualifying advertising expenditures which promote the Company's product and brand. Customer participation, as well as reimbursement amounts, is predicated upon purchase levels of CoolCards. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the time of sale, or time of commitment, based on the related program parameters, review of related advertising and historical experience.

Customer Incentive Programs. Our customer incentive program consists of rebates for our distributors based on purchase levels. Estimated costs of customer rebates and similar incentives are recorded at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized.

Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

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

Product Warranties

We provide a standard limited warranty on our products of one year for both control units and applicators for our direct customers. For indirect customers in international markets, we provide a standard limited warranty on our products of approximately three years for control units and one year for applicators.

We estimate and provide for future costs for initial product warranties upon shipment. We base product warranty costs on related freight, material, technical support labor and overhead costs. We provide for the estimated product warranty costs by considering our historical costs and applying the experience rates to each product sold over the outstanding warranty period. We must exercise judgment in estimating our expected product warranty costs. If actual product failure rates, freight, material, technical support, labor, and overhead costs differ from our estimates, we will be required to revise our estimated warranty liability. We have recorded a liability of $0.5 million and $0.6 million as of December 31, 2015 and 2014, respectively, for future warranty expense.

We offer an extended warranty on both our CoolSculpting control units and CoolSculpting applicators. We recognize the revenue from the sale of an extended warranty over the extended warranty coverage period. Our revenue from the sale of extended warranties for the years ended December 31, 2015, 2014 and 2013 were $3.5 million, $2.1 million and $1.0 million, respectively.

Stock-Based Compensation

We recognize stock-based compensation cost for only those shares ultimately expected to vest over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that we expect to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Since inception, we determined that a valuation allowance should be recorded against all of our domestic net deferred tax assets. We perform a quarterly assessment over the realizability of our deferred tax assets that requires us to exercise significant judgment and make estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Due to strong operating results in recent years, the expectation that we will continue to generate taxable income into the foreseeable future and our tax planning action of migrating and licensing certain intellectual property to our foreign entities, our assessment regarding whether it is more likely than not that we will realize our deferred tax assets has changed. We released $40.4 million of the valuation allowance on all domestic deferred tax assets except for California R&D credits as of December 31, 2015. We continue to apply a valuation allowance against our California R&D credit deferred tax assets. In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, eight consecutive quarters of profitability and strong revenue growth). We gave the most significant weight in our evaluation to the objective, direct positive evidence related to our recent strong financial results, particularly our positive levels of pre-tax income.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. As of December 31, 2015 we have substantially released our valuation allowance and believe our currently unrecognized tax benefits would, if recognized, affect our effective income tax rate.
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
Utilization of net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. We have assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2015, and concluded no limitation currently applies, and we will continue to monitor activities in the future. In the event we experience any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.
Out of period adjustments

During the three months ended December 31, 2015, we recorded an out-of-period correcting adjustment of $0.3 million to increase cost of revenue to write-off certain inventory related to service parts. Of this adjustment, $0.2 million related to the three months ended September 30, 2015 and the remainder primarily in the other quarters of 2015. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the three months ended December 31, 2015 is not material to the current consolidated financial statements.

During the three months ended June 30, 2015, we recorded an out-of-period correcting adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2012, 2013 and 2014, respectively. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors during the year ended December 31, 2015 is not material to the current consolidated financial statements.

During the three months ended December 31, 2014, we recorded an out-of-period correcting adjustment related to stock-based compensation that resulted in $0.7 million of revenue reduction. The adjustment to revenue resulted from an error in the application of generally accepted accounting principles related to payments to customers for services starting in the second quarter of 2013 through the third quarter of 2014. Of the total amount of this adjustment, $0.4 million related to the fiscal year ended December 31, 2013. The error caused the overstatement of revenue and sales and marketing expense in prior periods due to the misclassification of this stock-based compensation. This adjustment did not have any impact to our consolidated net income (loss) as reported in the consolidated statements of operations in any current or prior annual period. We do not believe that such amounts are material to the current and previously reported consolidated financial statements.

Results of Operations

Revenue (in thousands, except for percentages):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Revenue
System revenue	$130,698	$93,015	$37,683	41%
Consumable revenue	124,718	81,463	43,255	53%
Total revenue	$255,416	$174,478	$80,938	46%

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Revenue
System revenue	$93,015	$61,359	$31,656	52%
Consumable revenue	81,463	50,267	31,196	62%
Total revenue	$174,478	$111,626	$62,852	56%

Overall, we experienced an increase in revenue driven primarily by the expansion of our sales force into new and existing key markets, an increase in our installed base of CoolSculpting systems along with the release of our CoolSmooth PRO and CoolMini applicator, and increased focus and prioritization of our business through our revamped sales team structure and training.

System revenue. We experienced incremental growth in system revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as a result of increased system sales in both North America, including a large volume sale to Ideal Image, a large aesthetic chain along with its affiliated franchises, and our International markets due to the reasons stated above. Overall, we sold 1,458 systems in the year ended December 31, 2015, as compared to 1,001 systems in the year ended December 31, 2014. We also experienced an increase in sales of add-on applicators to existing customers primarily related to our launch of our CoolSmooth Pro and CoolMini applicators during the year. Such total incremental add-on applicator revenue was $15.5 million in the year ended December 31, 2015, which substantially relates to our CoolMini applicator, whereas in the year ended December 31, 2014, our incremental add-on revenue, related primarily to our CoolSmooth applicators, totaled $9.6 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

We experienced incremental growth in system revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of increased system sales in both North America and our International markets due to the reasons stated above. Overall, we sold 1,001 systems in the year ended December 31, 2014, as compared to 692 systems in the year ended December 31, 2013. Additionally, with the launch of our CoolSmooth applicator in April 2014, system bundles included five CoolSculpting applicators for use with our CoolSculpting system which resulted in an increase in average selling price per system bundle. We also experienced an increase in sales of add-on applicators to existing customers primarily related to the launch of our CoolSmooth applicator. Such total incremental add-on applicator revenue was $9.6 million in the year ended December 31, 2014, whereas in the in the year ended December 31, 2013, our incremental add-on revenue, related primarily to our CoolFit and CoolCurve+ applicators, totaled $4.8 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

Consumable revenue. The increase in consumable revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs in the year ended December 31, 2015, as compared to the year ended December 31, 2014, as well as due the release of our CoolMini applicator which requires a different consumable procedure pack and carries a higher average selling price than our other applicators. Overall, we shipped 980,339, 625,186 and 382,247 CoolSculpting revenue cycles to our customers during the years ended December 31, 2015, 2014 and 2013, respectively.

The increase in consumable revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and the success of our targeted marketing programs in the year ended December 31, 2014, as compared to the year ended December 31, 2013, as well as due to the release of our CoolSmooth applicator which requires a different consumable procedure pack than our other applicators. Our consumable procedure packs carry two tiers of pricing, and the CoolSmooth consumable procedure pack is priced at the lower tier. With the introduction of the CoolSmooth applicator in April 2014, we saw a shift of sales to the lower tier pricing, which offset the increase in volume to a small extent. Additionally, during the first quarter of 2014, we discontinued our practice of providing rebates to our customers associated with the Crystal Rewards Program, our customer loyalty program related to consumable purchases. These rebates reduced consumable revenue in periods prior to this program change.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Cost of revenue	$74,375	$50,064	$24,311	49%
% of total revenue	29%	29%
Gross profit	$181,041	$124,414	$56,627	46%
Gross profit %	71%	71%

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Cost of revenue	$50,064	$34,189	$15,875	46%
% of total revenue	29%	31%
Gross profit	$124,414	$77,437	$46,977	61%
Gross profit %	71%	69%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The gross profit as a percentage of revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, remained relatively unchanged. The increases in consumable revenue on a fixed base of overhead costs as well as a change in overall mix that resulted in a shift of revenue to consumables as a percentage of overall sales year over year were partially offset by reductions in average selling prices on our systems in 2015 compared to the same period in 2014 driven by sales to international customers, discounts on certain multiple system deals and a large volume sale to Ideal Image as well as due to our CoolSmooth PRO exchange program in 2015 which carries a lower gross profit contribution based on the reduced selling price associated with the exchange and the introduction of the CoolMini applicator which currently carries a higher standard cost than the other applicators we offer.

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

Operating Expenses (in thousands, except for percentages):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Operating expenses:
Research and development	$22,909	$18,196	$4,713	26%
% of total revenue	9%	10%
Sales and marketing	$125,458	$83,579	$41,879	50%
% of total revenue	49%	48%
General and administrative	$28,980	$20,515	$8,465	41%
% of total revenue	11%	12%
Total operating expenses	$177,347	$122,290	$55,057	45%

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Operating expenses:
Research and development	$18,196	$17,090	$1,106	6%
% of total revenue	10%	15%
Sales and marketing	$83,579	$63,185	$20,394	32%
% of total revenue	48%	57%
General and administrative	$20,515	$16,510	$4,005	24%
% of total revenue	12%	15%
Total operating expenses	$122,290	$96,785	$25,505	26%

Research and development. Research and development expenses increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to an increase in payroll related costs of $2.1 million attributed to higher headcount and an increase in performance-based compensation. We also experienced an increase in materials, operations and clinical costs of $1.3 million as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications including our recently announced CoolSmooth PRO and CoolMini, which were launched in the second and third quarter of 2015, respectively. Facilities and other allocable costs such as costs related to administrative functions, also increased by $0.6 million resulting from increased headcount and operating costs related to the growth in our business. Additionally, stock-based compensation expense increased by $0.5 million attributed to grants associated with our higher headcount during the year ended December 31, 2015.

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

Sales and marketing. Sales and marketing expenses increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the significant increase in headcount attributable to our sales force, which increased by 30% to 283 employees, compared to 214 employees in 2014, as we continue to expand into new and existing markets. This growth in headcount resulted in an increase in payroll related costs of $15.3 million, which includes an increase in variable compensation resulting from revenue growth. Stock-based compensation expense also increased by $2.2 million attributed to grants to existing and new employees, including certain performance-based award grants, and due to an increase in stock price. Travel and related expenses increased by $5.1 million associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. We also experienced an increase in advertising, public relations and collateral production expenses of $12.7 million due to our direct to consumer advertising campaign, which was launched in the second quarter of 2015 and such program was not in place in 2014. We also incurred expenses related to cooperative marketing arrangements and customer incentive programs, which allow our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs increased by $3.0 million due to an increase in our customer base and change in the program in the current year that increased the number of eligible participants compared to the prior year. Additionally, allocable costs related to rent and administrative functions increased by $2.2 million resulting from increased headcount and operating costs related to the growth in our business.

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

General and administrative. General and administrative expenses increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to an increase in payroll and personnel related costs of $2.8 million resulting from higher headcount in certain functions to support growth in our business, including our international market. Stock-based compensation expense also increased by $1.4 million attributed to grants to existing and new employees and due to an increase in stock price. We experienced a $2.6 million increase in legal expenses mainly due to an increase in IP enforcement, both domestically and overseas, and settlements relating to patient claims. Additionally, facilities increased by $2.0 million resulting from increased headcount and operating costs related to the growth in our business.

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

Interest Income (Expense) and Other Income (Expense), Net (in thousands, except for percentages):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Interest income, net	$58	$63	$(5)	(8)%
% of total revenue	—%	—%
Other expense, net	$(420)	$(425)	$5	(1)%
% of total revenue	—%	—%

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Interest income, net	$63	$80	$(17)	(21)%
% of total revenue	—%	—%
Other income (expense), net	$(425)	$103	$(528)	(513)%
% of total revenue	—%	—%

Interest income, net. During the years ended December 31, 2015, 2014 and 2013, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The decrease in interest income is attributable to a decrease in our investments.

Other income (expense), net. Other income (expense), net for the year ended December 31, 2015 as compared to the year ended December 31, 2014 showed a slight fluctuation, the result of steady foreign exchange rates.

The change in other income (expense), net for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of an unfavorable change in foreign exchange rates, primarily the British Pound.

Income Taxes

Net income was favorably impacted by a tax benefit of approximately $38.5 million, of which $40.4 million is a deferred tax benefit related primarily to the release of the Company's deferred tax asset valuation allowance against net operating loss carryforwards and other deferred tax assets, offset by current period tax expense of $1.9 million. In our conclusion to release the valuation allowance against our U.S. Federal and State deferred tax assets we determined that the positive evidence outweighed the negative evidence and that it was more likely than not that all of our federal and state deferred tax assets, except for deferred tax assets related to certain research and development credits, will be realized. We continue to apply a valuation allowance against our California research and development credit deferred tax assets based on the fact that we have concluded that such amounts are unlikely to be realized in future periods. Our provision for income taxes for the years ended December 31, 2014 and 2013 of $0.2 million and $0.1 million, respectively, was for certain state and corporate taxes in foreign jurisdictions and certain income tax uncertainties, including interest and penalties.
During fiscal 2015, we have implemented an international tax structure that includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of December 31, 2015, 2014 and 2013, as follows (in thousands):

	December 31,
	2015	2014	2013
Cash and cash equivalents	$35,710	$28,649	$25,798
Short-term investments	12,867	16,286	18,840
Long-term investments	3,490	4,805	11,442
Total	$52,067	$49,740	$56,080

Working capital	$68,402	$56,540	$42,430

Summary Statement of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$7,743	$(856)	$(4,081)
Net cash provided by investing activities	445	6,357	4,384
Net cash provided by (used in) financing activities	(418)	(2,188)	2,562
Effect of exchange rate on cash and cash equivalents	(709)	(462)	57
Net increase in cash and cash equivalents	$7,061	$2,851	$2,922

Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Operating activities.

Net cash provided by operating activities was $7.7 million during the year ended December 31, 2015, and consisted of a net income of $41.8 million and non-cash items of $23.5 million, offset by a net change in operating assets and liabilities of $10.5 million. Non-cash items for the year ended December 31, 2015, consisted primarily of a stock-based compensation expense of $13.2 million, depreciation and amortization expense of $2.4 million, offset by the deferred income tax benefit of $40.4 million resulting from the release of the deferred tax asset valuation allowance. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $12.9 million, an increase in accounts receivable of $12.9 million, and an increase in prepaid expenses and other assets of $5.3 million. Theses uses of cash were offset in part by an increase in accounts payable, accrued and other non-current liabilities of $18.4 million and an increase of $2.3 million in deferred revenue. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as increases in purchases of materials to support demand for our recently launched CoolMini applicator. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in prepaid expenses and other assets is primarily due to the release of the valuation allowance related to our deferred tax assets, as well as new contracts, timing of payments and receivables for credit card payments in transit. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, higher accrued royalty and sales tax payable as result of an increase in sales, an increase in marketing accruals in conjunction with our sales and marketing initiatives such as our recently launched direct-to-consumer advertising program, an increase in accrued payroll and employee related expenses as a result of an increase in headcount and variable compensation, an increase in taxes payable due to an increase in net income, and due to the increase in accrued legal expenses as we continue to enforce our intellectual property domestically and overseas. The increase in deferred revenue is primarily driven by our increase in sales volume, an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer training that has not yet occurred.

Net cash used in operating activities was $0.9 million during the year ended December 31, 2014, and consisted of a net income of $1.5 million and non-cash items of $12.6 million, offset by a net change in operating assets and liabilities of $15.0 million. Non-cash items for the year ended December 31, 2014, consisted primarily of a stock-based compensation expense of $9.4 million, depreciation and amortization expense of $1.8 million and an increase of $0.9 million in expense related to excess and obsolete inventory. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $6.9 million, an increase in accounts receivable of $11.2 million, and an increase in prepaid expenses and other assets of $2.4 million. Theses uses of cash were offset in part by an increase in accounts payable, accrued and other non-current liabilities of $2.6 million and an increase of $2.9 million in deferred revenue. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, increases in purchases of materials to support demand for our CoolSmooth applicator launched in 2014 as well as compliance requirements for products being sold in the European Union. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in prepaid expenses and other assets is primarily due to timing of payments, as well as receivables for credit card payments in transit. The increase in accounts payable, accrued and other non-current liabilities was driven by the timing of invoice receipt and payments to vendors, higher accrued royalty as result of an increase in sales, an increase in advance payments primarily from international customers due to timing of payment receipt and related shipment and due to an increase in accrued payroll and employee related expenses as a result of an increase in headcount. The increase in deferred revenue is primarily a result of an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer attendance of the CoolSculpting University that has not yet occurred.

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

Investing activities.

Net cash provided by investing activities was $0.4 million, $6.4 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, we received proceeds from the sale and maturity, net of purchases, of $4.6 million of short-term and long-term investments. Purchases of property and equipment amounted to $4.3 million for the year ended December 31, 2015, primarily as result of purchases of leasehold improvements, furniture and fixtures and certain software to support the growth and expansion of our business and related facilities. In 2014, we received proceeds from the sale and maturity, net of purchases, of $8.9 million of short-term and long-term investments, offset in part by $2.3 million related to purchases of property and equipment. In 2013, we received proceeds from the sale and maturity, net of purchases, of $5.1 million of short-term and long-term investments, offset in part by $0.8 million related to purchases of property and equipment.

Financing activities.

Net cash used in financing activities during the year ended December 31, 2015 of $0.4 million consisted of $8.3 million of tax payments related to shares withheld for vested restricted stock units, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $6.6 million and by the tax effect of employee stock plans of $1.4 million. Net cash used in financing activities during the year ended December 31, 2014 of $2.2 million consisted of $6.6 million of tax payments related to shares withheld for vested restricted stock units, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $4.3 million. Net cash provided by financing activities during the year ended December 31, 2013 of $2.6 million consisted of $3.4 million proceeds received from the issuance of common stock upon the exercise of stock options and the employee stock purchase plan, offset in part by $0.9 million of tax payments related to shares withheld for vested restricted stock units.

Our cash, cash equivalents and investments increased by $2.3 million from $49.7 million as of December 31, 2014, to $52.1 million as of December 31, 2015. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include capital lease obligations, operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of December 31, 2015 (in thousands):

	Payments due in Fiscal Year
	Total	2016	2017-2018	2019-2020	After 2020
Contractual Obligations:
Capital lease obligations	$273	$132	$141	$—	$—
Operating lease obligations	7,311	2,344	3,970	997	—
Non-cancellable purchase commitments	5,933	5,933	—	—	—
Total	$13,517	$8,409	$4,111	$997	$—

This compares to our fixed contractual obligations and commitments, as of December 31, 2014, of $11.7 million.

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

Lease Commitments

We lease facilities under non-cancellable operating leases with various expiration dates through September 2020. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2015, 2014 and 2013, was $2.5 million, $1.5 million and $1.4 million, respectively.

Future minimum lease payments under our non-cancellable operating leases as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$2,344
2017	2,058
2018	1,912
2019	763
2020	234
Total future minimum lease payments	$7,311

Capital Lease Obligations

We have entered into certain capital lease obligations to purchase equipment for operations which includes a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Future minimum payments required under capital leases as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$132
2017	141
Total future payments	$273

Less: Amount representing interest	$11
Present value of future minimum payments	262
Less: Current portion	124
Long term portion	$138

Unrecognized Tax Benefits

The contractual obligations table above excludes our gross liability for unrecognized tax benefits which totaled $0.3 million, including estimated interest and penalties, as of December 31, 2015, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2015, presented above.

Product Warranties

The estimated product warranty accrual was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at the beginning of the period	$569	$676
Settlement of pre-existing warranties	(658)	(772)
Provision	616	665
Balance at the end of the period	$527	$569

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, Immunotech and BIOGEN, or ADVANCE, dated March 18, 2011, as our exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012, and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by us under this distribution agreement for the years ended December 31, 2015, 2014 and 2013, was $3.6 million, $1.9 million and $1.6 million, respectively. The accounts receivable balance under this distribution agreement as of December 31, 2015 and 2014, was $1.7 million and $0.2 million, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. We expect to adopt this guidance effective January 1, 2018, and we are currently evaluating the two adoption methods as well as the impact this new guidance will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016 and is not expected to have an impact on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 to amend ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance will be effective beginning in the first quarter of fiscal 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Reclassification of Deferred Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We early adopted this ASU on a prospective basis in the fourth quarter of 2015 and, as a result, we reclassified $40.5 million of current deferred tax assets to long-term assets on the accompanying consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective on January 1, 2019, and requires adoption using a modified retrospective approach. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Off-balance Sheet Arrangements

As of December 31, 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. Our exposure to foreign currency exchange risk has been insignificant because the majority of our revenue and our expenses are incurred and paid in U.S. dollars.

Interest Rate Fluctuations

We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair market value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2015 and 2014, we had approximately $16.4 million and $21.1 million invested in available-for-sale short-term and long-term investments, respectively. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2015, and therefore, we are not subject to risks from immediate interest rate decreases.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Exchange

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the British Pound and Euro may materially and adversely affect our results of operations upon translation of our United Kingdom and Ireland subsidiaries' financial statements into U.S. dollars. We generate revenue in British Pounds and Euro and a portion of our labor and manufacturing overhead expenses are in British Pounds. Additionally, a portion of our operating expenses are in British Pounds and Euro. Therefore, a fluctuation in British Pounds and Euro against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in British Pounds and Euro against the U.S. dollar would have an immaterial impact on our results of operations for fiscal 2015, 2014 and 2013.

We expect our international revenues to continue to be denominated largely in U.S. dollars. We also believe that our international operations will likely expand in the future if our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. To date, we have not entered into any hedging transactions or used any other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZELTIQ Aesthetics, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of ZELTIQ Aesthetics, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Company’s risk assessment process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.
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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 14, 2016

ZELTIQ Aesthetics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,710	$28,649
Short-term investments	12,867	16,286
Accounts receivable, net	33,359	21,472
Inventory	28,095	15,536
Prepaid expenses and other current assets	11,771	7,060
Total current assets	121,802	89,003
Long-term investments	3,490	4,805
Restricted cash	452	560
Property and equipment, net	6,969	3,724
Intangible asset, net	5,092	5,780
Long-term deferred tax assets	40,475	—
Other assets	547	33
Total assets	$178,827	$103,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,903	$5,824
Accrued and other current liabilities	34,691	21,450
Deferred revenue	7,682	5,069
Current portion of capital lease obligations	124	120
Total current liabilities	53,400	32,463
Long-term deferred revenue	226	622
Long-term capital lease obligations, less current portion	138	262
Other non-current liabilities	761	39
Total liabilities	$54,525	$33,386
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at December 31, 2015, and December 31, 2014	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at December 31, 2015, and December 31, 2014; 39,217,630 and 38,123,998 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	43	42
Additional paid-in capital	215,621	202,701
Accumulated other comprehensive loss	(1,636)	(696)
Accumulated deficit	(89,726)	(131,528)
Total stockholders’ equity	124,302	70,519
Total liabilities and stockholders’ equity	$178,827	$103,905
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2015	2014	2013
Revenue	$255,416	$174,478	$111,626
Cost of revenue	74,375	50,064	34,189
Gross profit	181,041	124,414	77,437
Operating expenses:
Research and development	22,909	18,196	17,090
Sales and marketing	125,458	83,579	63,185
General and administrative	28,980	20,515	16,510
Total operating expenses	177,347	122,290	96,785
Income (loss) from operations	3,694	2,124	(19,348)
Interest income, net	58	63	80
Other income (expense), net	(420)	(425)	103
Income (loss) before income taxes	3,332	1,762	(19,165)
Provision for (benefit from) income taxes	(38,470)	231	140
Net income (loss)	$41,802	$1,531	$(19,305)
Basic net income (loss) per share:
Net income (loss) per share, basic	$1.08	$0.04	$(0.53)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	38,754,643	37,563,590	36,209,051
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$1.02	$0.04	$(0.53)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,795,646	40,996,972	36,209,051

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Net income (loss)	$41,802	$1,531	$(19,305)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(925)	(767)	77
Changes in unrealized gains (losses) on available-for-sale securities	(15)	(16)	2
Other comprehensive income (loss), net of tax	(940)	(783)	79
Comprehensive income (loss)	$40,862	$748	$(19,226)

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2012	35,852,105	$39	$186,287	$8	$(113,754)	$72,580
Issuance of common stock upon exercise of stock options	791,198	2	2,645	—	—	2,647
Issuance of common stock in connection with ESPP	188,467	—	791	—	—	791
Proceeds for repayment of notes receivable from a stockholder	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	292,265	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	(85,661)	—	(876)	—	—	(876)
Stock-based compensation	—	—	6,660	—	—	6,660
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	77	—	77
Net loss	—	—	—	—	(19,305)	(19,305)
Balances at December 31, 2013	37,038,374	$41	$195,507	$87	$(133,059)	$62,576
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2013	37,038,374	$41	$195,507	$87	$(133,059)	$62,576
Issuance of common stock upon exercise of stock options	569,283	1	2,786	—	—	2,787
Issuance of common stock in connection with ESPP	103,089	—	1,532	—	—	1,532
Issuance of common stock upon vesting of RSUs	724,400	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	(311,148)	—	(6,594)	—	—	(6,594)
Stock-based compensation	—	—	9,383	—	—	9,383
Tax benefit from employee stock plans	—	—	87	—	—	87
Change in unrealized gain on marketable securities, net of tax	—	—	—	(16)	—	(16)
Currency translation adjustments, net of tax	—	—	—	(767)	—	(767)
Net income	—	—	—	—	1,531	1,531
Balances at December 31, 2014	38,123,998	$42	$202,701	$(696)	$(131,528)	$70,519
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2014	38,123,998	$42	$202,701	$(696)	$(131,528)	$70,519
Issuance of common stock upon exercise of stock options	608,931	1	4,135	—	—	4,136
Issuance of common stock in connection with ESPP	108,552	—	2,492	—	—	2,492
Issuance of common stock upon vesting of RSUs	635,256	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	(259,107)	—	(8,283)	—	—	(8,283)
Stock-based compensation	—	—	13,219	—	—	13,219
Tax benefit from employee stock plans	—	—	1,357	—	—	1,357
Change in unrealized gain on marketable securities, net of tax	—	—	—	(15)	—	(15)
Currency translation adjustments, net of tax	—	—	—	(925)	—	(925)
Net income	—	—	—	—	41,802	41,802
Balances at December 31, 2015	39,217,630	$43	$215,621	$(1,636)	$(89,726)	$124,302
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,802	$1,531	$(19,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,423	1,824	1,729
Stock-based compensation	13,219	9,383	6,660
Deferred income tax (benefit) expense	(40,405)	(19)	19
Amortization of investment premium, net	89	221	343
Provision for (recovery of) doubtful accounts receivable	859	324	(12)
Provision for excess and obsolete inventory	270	853	262
Loss on disposal and write-off of property and equipment	6	46	2
Changes in operating assets and liabilities:
Accounts receivable	(12,920)	(11,219)	(3,064)
Inventory	(12,941)	(6,898)	2,225
Prepaid expenses and other assets	(5,338)	(2,419)	(693)
Deferred revenue	2,254	2,908	267
Accounts payable, accrued and other liabilities	18,425	2,609	7,486
Net cash provided by (used in) operating activities	7,743	(856)	(4,081)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(16,024)	(13,444)	(31,591)
Proceeds from sale of investments	—	1,000	11,143
Proceeds from maturity of investments	20,654	21,393	25,528
Purchase of property and equipment	(4,279)	(2,340)	(834)
Change in restricted cash	94	(252)	138
Net cash provided by investing activities	445	6,357	4,384
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(120)	—	—
Proceeds from issuance of common stock upon exercise of stock options	6,628	4,319	3,438
Tax payments related to shares withheld for vested restricted stock units	(8,283)	(6,594)	(876)
Tax effect of employee stock plans	1,357	87	—
Net cash provided by (used in) financing activities	(418)	(2,188)	2,562
Effect of exchange rate on cash and cash equivalents	(709)	(462)	57
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,061	2,851	2,922
CASH AND CASH EQUIVALENTS—Beginning of period	28,649	25,798	22,876
CASH AND CASH EQUIVALENTS—End of period	$35,710	$28,649	$25,798
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
In August 2011, the Company incorporated ZELTIQ Limited as a wholly-owned subsidiary in the United Kingdom to serve as its sales office for direct sales in Europe. In December 2014, the Company incorporated ZELTIQ Ireland Limited and ZELTIQ Ireland International Limited as wholly-owned subsidiaries in Ireland for additional office support in Europe. In December 2015, the Company also incorporated ZELTIQ Ireland International Holdings Unlimited Company.

Out of period adjustments

During the three months ended December 31, 2015, the Company recorded an out-of-period correcting adjustment of $0.3 million to increase cost of revenue to write-off certain inventory related to service parts. Of this adjustment, $0.2 million related to the three months ended September 30, 2015 and the remainder primarily in the other quarters of 2015. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the three months ended December 31, 2015 is not material to the current consolidated financial statements.

During the three months ended June 30, 2015, the Company recorded an out-of-period correcting adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2012, 2013 and 2014, respectively. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the year ended December 31, 2015 is not material to the current consolidated financial statements.

During the three months ended December 31, 2014, the Company recorded an out-of-period correcting adjustment related to stock-based compensation that resulted in $0.7 million of revenue reduction. The adjustment to revenue resulted from an error in the application of generally accepted accounting principles related to payments to customers for services starting in the second quarter of 2013 through the third quarter of 2014. Of the total amount of this adjustment, $0.4 million related to the fiscal year ending December 31, 2013. The error caused the overstatement of revenue and sales and marketing expense in prior periods due to the misclassification of this stock-based compensation. This adjustment did not have any impact to the Company's consolidated net income (loss) as reported in the consolidated statements of operations in any current or prior interim or annual period. The Company does not believe that such amounts are material to current and previously reported consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported consolidated statements of cash flows or statements of operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The primary estimates underlying the Company's financial statements include the value of revenue elements, accruals for discretionary customer programs and payments, product warranties, inventory valuation, allowance for doubtful accounts receivable, assumptions regarding variables used in calculating the fair value of the Company's equity awards, fair value of investments, useful lives of intangibles, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the related invoices, and represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. At December 31, 2015 and 2014, the Company's allowance for doubtful accounts was $1.2 million and $0.3 million, respectively.

The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 31, 2015, 2014 and 2013 (in thousands):

Description	Balance at Beginning of Year	Charge to expense	Write-offs, net of recoveries	Balance at End of Year
Year ended December 31, 2013	$330	$59	$(389)	$—
Year ended December 31, 2014	—	469	(145)	324
Year ended December 31, 2015	$324	$1,032	$(173)	$1,183

As of December 31, 2015 and 2014, Ideal Image, which is a large aesthetic chain, along with its affiliated franchises, accounted for 10% and 24% of accounts receivable, respectively. Furthermore, Ideal Image and its affiliated franchises accounted for 10% of total revenue during the year ended December 31, 2015. No individual customer accounted for greater than 10% of total revenue during the years ended December 31, 2014 and 2013.

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

Restricted Cash

At December 31, 2015 and 2014, cash of $0.5 million and $0.6 million, respectively, was restricted from withdrawal and held by banks in the form of certificates of deposit. At December 31, 2015 and 2014, the certificates of deposit were held as collateral for the facility lease agreement in Pleasanton, California, and for its United Kingdom banking facilities and credit card programs.

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

Through December 31, 2015, there have been no such impairments.

Revenue Recognition

The Company’s revenue is derived from the sales of the CoolSculpting system, consisting of a control unit and applicators, and, from time to time, related extended warranty arrangements, and from the sale of cycles in the form of consumable procedure packs, each of which includes consumable CoolGels, CoolLiners, and in the case of the Company's CoolSmooth procedure packs, disposable securement accessories, all of which are used by the Company's customer during treatments. The Company earns revenue from the sale of these products to its customers and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. Revenue is deferred in the event that any of the revenue recognition criteria is not met. Each consumable procedure pack includes a disposable computer cartridge that the Company markets as the CoolCard. The CoolCard contains enabling software that permits the Company's customers to perform a fixed number of CoolSculpting procedures, or cycles. This software is not marketed separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting system is marketed as a non-invasive aesthetic device for the selective reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post-contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC.

Persuasive Evidence of an Arrangement. The Company uses contracts or customer purchase orders to determine the existence of an arrangement.

Delivery. The Company's standard terms specify that title transfers upon shipment to the customer. The Company uses third party shipping documents to verify that title has transferred.

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

Multiple-Element Arrangements. Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price, or ESP, of each element to determine the relative selling price. The relative selling prices for control units, applicators, CoolCards and extended warranty are based on established price lists and separate, stand-alone sales of these elements. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes the use of the ESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company’s products do not require maintenance or support. Additionally, from time to time there may be undelivered elements in a multiple element arrangement, such elements generally being training or extended warranty. The Company defers revenue on undelivered elements of an arrangement and recognizes it once all revenue recognition criteria have been met.

Customer Programs and Payments

The Company regularly evaluates the adequacy of its estimates for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental increased or reductions to sales, cost of goods sold or operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to users, which would adversely impact sales in the period of transition.

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

Cooperative Marketing Arrangements. The Company offers cooperative marketing programs to its North American customers, allowing the customers to receive partial reimbursement for qualifying advertising expenditures which promote the Company's product and brand. Customer participation, as well as reimbursement amounts, is predicated upon purchase levels of CoolCards. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products. Accruals for these marketing arrangements are recorded at the later of time of sale, or time of commitment, based on the related program parameters, review of related advertising and historical experience.

Customer Incentive Programs. The Company's customer incentive program consists of rebates for its distributors based on purchase levels. Estimated costs of customer rebates and similar incentives are recorded at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized.

Customer incentive programs include performance-based incentives and consumer rebates. The Company offers performance-based incentives to its distributor customers, direct partners and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

Accounting for Payments to Customers

The Company occasionally enters into transactions where it provides consideration to its customers in the forms of cash payments or stock-based awards in exchange for certain goods and services. The Company accounts for such payments to customers in accordance with ASC 605-50, Revenue Recognition: Customer Payments and Incentives, which requires management to characterize the payment as a reduction of revenue if it is unable to demonstrate the receipt of a benefit that is identifiable and sufficiently separable from the revenue transaction and reasonably estimate the fair value of the benefit identified. Significant management judgment and estimates must be used to determine the fair value of the benefit received in any period. For stock awards, the Company believes that the fair value of the awards is more reliably measured than the fair value of the benefit received. The fair value of the stock awards is measured as of the date at which either the commitment for performance by the customer to earn the award is reached or the date the customer’s performance is complete. Until that point is reached, the award is revalued at each reporting period with the true-up to fair value recorded in current period earnings.

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

Advertising costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising costs totaled $17.4 million, $7.9 million and $8.9 million, respectively.

Product Warranties

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

The Company offers an extended warranty on both its CoolSculpting control units and CoolSculpting applicators. The Company recognizes the revenue from the sale of an extended warranty over the extended warranty coverage period. The Company's revenue recognized from the sale of extended warranties for the years ended December 31, 2015, 2014 and 2013 were $3.5 million, $2.1 million and $1.0 million, respectively.

Stock-Based Compensation

The Company maintains incentive plans under which incentive and nonqualified stock options are granted primarily to employees and non-employee consultants.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of stock-based awards to employees is estimated using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

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
The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash or loss of tax attributes.
At December 31, 2015, based on the Company's evaluation of the positive and negative evidence described in Note 11-Income Taxes, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that the Company will realize all of its U.S. federal and state deferred tax assets, except for deferred tax assets related to California R&D credits. Consequently, at December 31, 2015, the Company reduced its deferred tax asset valuation allowance to $2.5 million. At December 31, 2014, the Company had a full valuation allowance against its U.S. deferred tax assets, net of expected reversals of existing deferred tax liabilities.

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

Components of accumulated other comprehensive loss was as follows (in thousands):

	December 31,
	2015	2014
Cumulative translation adjustments	$(1,615)	$(690)
Unrealized loss on marketable securities, net of tax	(21)	(6)
Accumulated other comprehensive loss	$(1,636)	$(696)

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

All assets and liabilities of the Company's operations in the United Kingdom and Ireland are translated to U.S. Dollars at current period end exchange rates, and revenue and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of the foreign subsidiaries' financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income (loss)." Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net. For the years ended December 31, 2015, 2014 and 2013, such amount totaled $(0.3) million, $(0.3) million and $24,000, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening accumulated deficit balance. The Company expects to adopt this guidance effective January 1, 2018, and is currently evaluating the two adoption methods as well as the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 to amend ASC Topic 330, Inventory ("ASC 330") to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance is effective for public companies for years, and interim periods within those years, beginning on or after December 15, 2016, with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance will be effective for the Company beginning in its first quarter of fiscal 2017. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Reclassification of Deferred Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company early adopted this ASU on a prospective basis in the fourth quarter of 2015 and, as a result, reclassified $40.5 million of current deferred tax assets to long-term assets on the accompanying in consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not hold any Level 3 assets or liabilities at December 31, 2015.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$1,342	$—	$—	$1,342
Short-term investments:
U.S. Agency securities	—	1,549	—	1,549
U.S. Treasury	—	500	—	500
Corporate bonds	—	7,763	—	7,763
Commercial paper	—	500	—	500
Certificates of deposit	2,555	—	—	2,555
Long-term investments:
U.S. Agency securities	—	497	—	497
Corporate bonds	—	874	—	874
Certificates of deposit	2,119	—	—	2,119
Total	$6,016	$11,683	$—	$17,699

	As of December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$6,062	$—	$—	$6,062
Short-term investments:
U.S. Agency securities	—	5,240	—	5,240
U.S. Treasury	—	1,004	—	1,004
Corporate bonds	—	7,774	—	7,774
Commercial paper	—	1,349	—	1,349
Certificates of deposit	919	—	—	919
Long-term investments:
U.S. Agency securities	—	999	—	999
U.S. Treasury	—	500	—	500
Corporate bonds	—	750	—	750
Certificates of deposit	2,556	—	—	2,556
Total	$9,537	$17,616	$—	$27,153

During the years ended December 31, 2015 and 2014, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of December 31, 2015 and December 31, 2014.

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

4. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of December 31, 2015 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,551	$—	$(2)	$1,549
U.S. Treasury	500	—	—	500
Corporate bonds	7,776	—	(13)	7,763
Commercial paper	500	—	—	500
Certificates of deposit	2,555	—	—	2,555
Total	$12,882	$—	$(15)	$12,867

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$499	$—	$(2)	$497
U.S. Treasury	—	—	—	—
Corporate bonds	878	—	(4)	874
Certificates of deposit	2,119	—	—	2,119
Total	$3,496	$—	$(6)	$3,490

The Company's short-term and long-term investments as of December 31, 2014 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$5,240	$1	$(1)	$5,240
U.S. Treasury	1,003	1	—	1,004
Corporate bonds	7,778	2	(6)	7,774
Commercial paper	1,349	—	—	1,349
Certificates of deposit	919	—	—	919
Total	$16,289	$4	$(7)	$16,286

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,000	$—	$(1)	$999
U.S. Treasury	500	—	—	500
Corporate bonds	752	—	(2)	750
Certificates of deposit	2,556	—	—	2,556
Total	$4,808	$—	$(3)	$4,805

For the years ended December 31, 2015 and 2014, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$12,882	$12,867
Due in one year to five years	3,496	3,490
	$16,378	$16,357

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

Inventory

The components of inventory consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$9,117	$7,692
Finished goods	18,978	7,844
Total inventory	$28,095	$15,536

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	December 31,
	2015	2014
Lab equipment, tooling and molds	$3,228	$2,766
Computer software	2,019	1,337
Computer equipment (1)	2,757	1,366
Leasehold improvements (1)	1,670	1,070
Furniture and fixtures	950	494
Vehicles	35	35
Total property and equipment	10,659	7,068
Less: Accumulated depreciation and amortization	(5,635)	(4,111)
Construction in progress	1,945	767
Property and equipment, net	$6,969	$3,724

Depreciation and amortization expense related to property and equipment was $1.7 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(1)
During fiscal year 2015, the Company determined that the 2014 leasehold improvements category incorrectly contained computer equipment of $0.4 million. The table above has been revised to correctly reflect these assets within the computer equipment category in the 2014 comparable numbers. The Company concluded that this adjustment was not material to the previously issued consolidated financial statements.

Accrued and Other Current Liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2015	2014
Accrued payroll and employee related expenses	$14,887	$8,386
Accrued marketing expenses	5,554	2,959
Accrued royalty	5,453	3,612
Sales and other taxes payable	3,703	2,123
Advance payments from customers	1,585	1,908
Accrued legal expenses	1,465	592
Accrued warranty	527	569
Other	1,517	1,301
Total accrued and other current liabilities	$34,691	$21,450

Deferred Revenue

The following table shows the components of deferred revenue, including long-term deferred revenue (in thousands):

	December 31,
	2015	2014
Deferred revenue	$1,347	$573
Deferred extended warranty revenue	2,902	3,272
Deferred training revenue	3,115	1,381
Other deferred revenue	544	465
Total deferred revenue	$7,908	$5,691

Deferred Extended Warranty Revenue

The Company offers standard extended warranties which allows customers to receive service and support which extend beyond the contractual term of the product warranty. The Company recognizes these contracts over the life of the service period. Changes in the Company's deferred revenue, including long-term deferred revenue, related to extended warranties were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at the beginning of the period	$3,272	$1,443
Extended warranties issued	3,158	3,897
Amortization	(3,528)	(2,068)
Balance at the end of the period	$2,902	$3,272

Product Warranties

The estimated product warranty accrual was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at the beginning of the period	$569	$676
Settlement of pre-existing warranties	(658)	(772)
Provision	616	665
Balance at the end of the period	$527	$569

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

In September 2015, the Company entered into a new agreement with MGH to obtain an exclusive license to develop and commercialize certain patents and technology for the treatment of acne and certain related skin conditions. The Company is obligated to pay a 3% royalty on net sales, as defined in such agreement, of products incorporating such technology.

The intangible asset, net comprised the following (in thousands):

	December 31, 2015	December 31, 2014
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(2,958)	(2,270)
Intangible asset, net	$5,092	$5,780

The amortization expense of the intangible asset was $0.7 million for each of the years ended December 31, 2015, 2014 and 2013.

The total estimated annual future amortization expense of this intangible asset as of December 31, 2015, is as follows (in thousands):

Year ending December 31,
2016	$650
2017	650
2018	650
2019	650
2020	650
Thereafter	1,842
Total	$5,092

6. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, Immunotech and BIOGEN, or ADVANCE, dated March 18, 2011, as the Company's exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012 and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico, effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by the Company under this distribution agreement for the years ended December 31, 2015, 2014 and 2013, was $3.6 million, $1.9 million and $1.6 million, respectively. The accounts receivable balance under this distribution agreement as of December 31, 2015 and 2014, was $1.7 million and $0.2 million, respectively.

During fiscal year 2015, the Company determined that the 2014 and 2013 related party revenue disclosures were overstated by $0.2 million and $0.7 million, respectively, due to the incorrect inclusion of revenue from a non-related party customer. The amounts above have been revised to correct for these errors. The Company concluded that these adjustments were not material to the previously issued consolidated financial statements.

7. Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under non-cancellable operating leases with various expiration dates. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through May 2017, and a warehouse space in Livermore, California, under a lease which extends through May 2017. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through April 2016, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through August 2016, Reston, Virginia, under a lease which extends through September 2020, Galway, Ireland under two leases which extend through September 2016 and March 2016, respectively. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2015, 2014 and 2013, was $2.5 million, $1.5 million and $1.4 million, respectively.

Future minimum lease payments under the non-cancellable operating leases as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$2,344
2017	2,058
2018	1,912
2019	763
2020	234
Total future minimum lease payments	$7,311

Capital Lease Obligations

The Company has entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes the following amounts under leases that have been capitalized as of December 31, 2015 and 2014 were as follows (in thousands):

	Useful life (Years)	December 31, 2015	December 31, 2014
Computer equipment	3	$382	$382
Total capital leased equipment		382	382
Less: Accumulated depreciation and amortization		(149)	(21)
Capital leased equipment, net		$233	$361

Total depreciation of assets acquired under capital leases was $0.1 million and $21,000 for the years ended December 31, 2015 and December 31, 2014, respectively, which is included in total depreciation and amortization expense. There were no such arrangements during the years ended December 31, 2013.

Future minimum payments required under capital leases as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$132
2017	141
Total future payments	$273

Less: Amount representing interest	$11
Present value of future minimum payments	262
Less: Current portion	124
Long term portion	$138

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $5.9 million at December 31, 2015.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $0.3 million, including estimated interest and penalties, as of December 31, 2015, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Product Liability Contingencies

The Company has historically been and continues to be predominantly self-insured for any product liability losses related to its products. The Company obtains third-party insurance to limit its exposure to these claims, but this insurance is subject to a cap on reimbursement. Product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for reported claims and estimates for incurred, but not reported claims, to the extent that such losses can be reasonably estimated. The Company determines its accruals for probable product liability losses based on various factors, including historical claims and settlement experience. The total amount of self-insured product liability claims settled in the year ended December 31, 2015 was $0.7 million. The total amount of self-insured product liability claims settled during the year ended December 31, 2014 was not material. The amount of reported and estimated incurred but not known self-insured product liability claims pending was $1.1 million as of December 31, 2015, which is recorded as an accrual on the Company's consolidated balance sheet and expected to be paid within one year. Such estimated claims were insignificant as of December 31, 2014.

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

No similar costs were incurred during the year ended December 31, 2015 and 2014.

8. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation, as amended in October 2011, authorizes the Company to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2015 and 2014, the Company had no preferred stock issued or outstanding.

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2015.

9. Stock-Based Compensation Plans

Equity Incentive Programs

In 2005, the Company established its 2005 Stock Option Plan (the “2005 Plan”), covering employees, directors and consultants of the Company. Under the terms of the 2005 Plan, incentive and nonqualified stock option and stock purchase rights could be granted. In September 2011, upon the adoption of the Company's 2011 Equity Incentive Plan (the "2011 Plan") the Company ceased granting options under the 2005 Plan.

The 2011 Plan serves as the successor equity incentive plan to the Company's 2005 Plan and started with 89,234 shares of common stock available for issuance plus any shares of common stock issued pursuant to the 2005 Plan or subject to awards granted under the 2005 Plan that are forfeited, repurchased, returned or otherwise become available for issuance in accordance with the terms of the 2005 Plan. In addition, this plan reserve automatically increases on January 1 and each subsequent anniversary through January 1, 2021, by an amount equal to the smaller of five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the Company's Board of Directors. The 2011 Plan provides for granting awards in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Options granted under the 2011 Plan may be either ISOs or NSOs. ISOs may be granted only to the Company's employees. Any person who is not an employee of the Company on the effective date of the grant of an option may be granted only a NSO. Options under the 2011 Plan may be granted for periods of up to ten years and generally vest over a period of four years. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an option granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant.

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

The 2012 Plan started with 1,500,000 shares of common stock available for issuance and there are no provisions in the 2012 Plan to increase the shares available for issuance. Options granted under the 2012 Plan may be either ISOs or NSOs. ISOs may be granted only to the Company's employees. Any person who is not an employee of the Company on the effective date of the grant of an option may be granted only a NSO. Options under the 2012 Plan may be granted for periods of up to ten years and generally vest over a period of four years. The exercise price of an ISO and NSO shall not be less than 100% of the fair value of the shares on the date of grant. The exercise price of an option granted to a 10% stockholder shall not be less than 110% of the fair value of the underlying stock on the date of grant.

Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of fiscal year	2,685,209	1,086,737	1,103,836
Additional shares reserved	1,000,000	1,851,794	1,200,000
Options granted	(45,622)	(255,000)	(568,987)
Restricted stock units granted	(593,003)	(508,729)	(1,205,200)
Options canceled	37,520	41,681	307,738
Restricted stock units canceled	174,094	157,358	163,689
Restricted stock unit withheld for tax	259,107	311,368	85,661
Balance at end of fiscal year	3,517,305	2,685,209	1,086,737

Stock Option Awards

A summary of the stock option activity is as follows:

	Options Outstanding
	Number of Shares		Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2012	4,128,334	4	$4.96
Options granted	568,987		6.60
Options exercised	(791,198)		3.34
Options canceled	(307,738)		7.36
Balance, December 31, 2013	3,598,385		$5.36
Options granted	255,000		18.42
Options exercised	(569,283)		4.89
Options canceled	(41,681)		5.50
Balance, December 31, 2014	3,242,421		$6.47
Options granted	45,622		34.65
Options exercised	(608,931)		6.79
Options canceled	(37,520)		8.55
Balance, December 31, 2015	2,641,592		$6.86	6.81	$57,532

Vested and expected to vest, December 31, 2015	2,620,217		$6.80	6.81	$57,187

Vested and Exercisable, December 31, 2015	2,127,228		$6.22	6.72	$47,457

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding
Exercise Price	Stock Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Options Exercisable
$0.55-4.60	278,755	6.6	185,111
4.62-4.62	90,000	6.9	55,625
5.04-5.04	1,431,092	6.6	1,252,213
5.06-6.34	295,572	6.9	242,576
6.38-10.20	287,135	6.5	240,224
11.30-17.44	56,229	7.4	32,267
17.48-17.48	90,000	8.4	90,000
20.88-20.88	47,187	8.1	20,105
21.00-21.00	20,000	8.2	9,167
$34.65-34.65	45,622	9.1	—
	2,641,592		2,127,288

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	1,157,450	$5.38
Restricted stock units granted	1,205,200	5.57
Restricted stock units released	(292,265)	5.35
Restricted stock units canceled	(163,689)	4.31
Balance, December 31, 2013	1,906,696	$5.60
Restricted stock units granted	508,729	19.99
Restricted stock units released	(724,986)	6.03
Restricted stock units canceled	(157,358)	6.50
Balance, December 31, 2014	1,533,081	$10.08
Restricted stock units granted	593,003	31.96
Restricted stock units released	(639,339)	10.76
Restricted stock units canceled	(174,094)	14.16
Balance, December 31, 2015	1,312,651	$19.09

During the years ended December 31, 2015, 2014 and 2013, the Company withheld 259,107, 311,368 and 85,661 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

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

There were 470,018 shares of the Company's common stock initially reserved for future purchase under its 2011 ESPP. On the first day of each year, beginning January 1, 2012 and through and including January 1, 2021, the maximum aggregate number of shares of common stock that may be issued under the 2011 ESPP will be increased by a number of shares equal to the smallest of a) one percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or b) an amount determined by the Company's Board of Directors. During 2014, the number of shares of the Company's common stock reserved for future purchase under the 2011 ESPP was increased by 370,358 shares. During 2015, there were no additional shares of the Company's common stock reserved for future purchase under the 2011 ESPP.

The employee stock purchase plan offering periods will commence on or about the first trading days of December and June of each year and end on or about the last trading days of the next May and November, respectively.

During the year ended December 31, 2015, employees purchased 108,552 shares under the 2011 ESPP at a weighted average exercise price of $22.96. As of December 31, 2015, there were 456,835 shares of the Company's common stock available for future purchase under its 2011 ESPP.

Stock-Based Compensation Expense

Stock-based compensation related to all of the Company's stock-based awards and employee stock purchases was recorded as an expense or a reduction to revenue and allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$205	$833	$—
Cost of revenue	744	443	248
Research and development	1,619	1,073	1,645
Sales and marketing	5,129	2,917	1,783
General and administrative	5,522	4,117	2,984
Total stock-based compensation	$13,219	$9,383	$6,660

Stock-based compensation expense includes charges related to performance based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to performance based stock options and restricted stock units was $2.5 million, $1.6 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-based compensation expense for the year ended December 31, 2013 includes $0.7 million in modification charges incurred in connection with the severance packages to the Company's former executives. There were no such charges for the years ended December 31, 2015 and 2014.

Stock-based compensation for the year ended December 31, 2015 and December 31, 2014 includes $0.2 million and $0.8 million, respectively, recorded as a reduction to revenue related to payments to customers for services. Of the total amount recorded as a reduction to revenue, $0.4 million is related to an out-of-period adjustment related to the fiscal year ended December 31, 2014.

As of December 31, 2015, the total unrecognized compensation cost related to outstanding stock options, awards and employee stock purchases was $19.4 million, which is expected to be recognized over a weighted-average remaining period of 2.6 years.

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

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	4.8	4.4	4.8
Expected volatility	63%	43%	51%
Risk-free interest rate	1.29%	1.25%	1.02%
Expected dividend yield	0%	0%	0%

Expected Term. Subsequent to the Company's initial public offering of its common stock, or IPO in 2011, and through 2014, the expected term used was based on expected term of a group of similar entities, referred to as its “peer group.” In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. In 2015, the Company modified its approach by including its own historical data along with the expected term of the identified peer group companies. The Company will continue to apply this methodology until a sufficient amount of historical information regarding its own expected term becomes available.

Volatility. Subsequent to the IPO and through 2014, the Company continued to estimate its volatility based on the volatility of a group of similar entities, referred to as its "peer group". In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. In 2015, the Company modified its approach by including its own common stock trading history along with the volatility of the identified peer group companies. The expected stock price volatility is estimated using a combination of historical and peer group volatility to derive the expected volatility assumption. The Company believes the blended volatility is more representative of future stock price trends over the expected life of the options rather than just using historical or peer group volatility. The Company will continue to apply this methodology until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

During the years ended December 31, 2015, 2014 and 2013, the Company granted 45,622, 255,000 and 543,987 stock options, respectively, to employees with a weighted-average grant date fair value of $18.19, $6.77 and $6.75 per share, respectively. The aggregate intrinsic value of options exercised was $2.8 million, $3.2 million and $6.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company's common stock at the date of exercise. The total fair value of shares vested was $2.7 million, $4.3 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company granted 593,003, 508,729 and 1,180,200 restricted stock units and restricted awards, respectively, to employees. The weighted-average grant date fair value as of the respective grant date of restricted stock units and restricted stock awards was $32.05, $19.99 and $5.62 for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value as of the respective vesting dates of restricted stock units and restricted stock awards was $6.4 million, $4.3 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

There was no capitalized stock-based compensation cost during the years ended December 31, 2015, 2014 and 2013. The Company recognized stock-based compensation tax benefits of $1.3 million and $0.1 million during the years ended December 31, 2015 and December 31, 2014, respectively. There was no recognized stock-based compensation tax benefits during the year ended December 31, 2013.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During each of the years ended December 31, 2015, 2014 and 2013, the Company granted stock-based awards to non-employees which vest over 0.5 to 2.0 years. Stock-based compensation expense related to non-employee grants was $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $0.2 million and $0.8 million for an arrangement with a non-employee customer has been recorded as a reduction of revenue in the statement of operations during the years ended December 31, 2015 and December 31, 2014, respectively. Included in the 2014 amount is $0.4 million of expense related to the year ended December 31, 2013.

Performance-Based Restricted Stock Units (PRSUs)

From time to time, the Company will issue performance-based stock options and restricted stock units to senior executives.  During the years ended December 31, 2015, 2014 and 2013, the Company granted 64,938, 40,000 and 40,000 performance-based restricted stock units, respectively, to certain senior executives, which are accounted for as equity awards.  The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted.  The performance criteria are specific to the roles of each of the executives and are set by the Compensation Committee of the Board of Directors.  The performance-based restricted stock units have no dividend or voting rights during the performance period. Each of the performance-based restricted stock units represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the grant date fair value of the award. Total stock-based compensation related to performance-based restricted awards was $2.5 million, $0.8 million and $0.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, 34,938 PRSUs were outstanding.

10. Employee Benefit Plans

In 2005, the Company adopted a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees in the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Matching 401(k) contributions expensed were $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$14,065	$1,443	$(19,535)
Foreign	(10,733)	319	370
Income (loss) before income taxes	$3,332	$1,762	$(19,165)

Provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision:
Federal	$654	$—	$—
State	1,098	156	60
Foreign	183	94	61
Total current	1,935	250	121

Deferred provision (benefit):
Federal	(34,835)	—	—
State	(5,576)	—	—
Foreign	6	(19)	19
Total deferred	(40,405)	(19)	19
Total provision for (benefit from) income taxes	$(38,470)	$231	$140

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5	6	2
Non-deductible permanent difference	16	22	(1)
Non-deductible executive compensation	51	150	—
Change in valuation allowance	(1,394)	(157)	(34)
Research and development credits	(36)	(47)	(2)
Stock-based compensation	11	6	(1)
Impact of foreign operations	153	(2)	—
Other tax adjustment	4	—	—
Effective tax rate	(1,155)%	13%	(1)%

The impact of foreign operations primarily relates to the differential between the United States federal statutory rate and lower foreign statutory rates, including a charge for a license payment made in one of our foreign subsidiaries which is incurred in a zero tax rate jurisdiction, due to the Company's tax planning action described below. Tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$19,829	$31,237
Income tax credits	5,867	4,838
Other Tax Credit	851	—
Depreciation and amortization	4,855	5,615
Accruals and reserves	7,606	4,316
Stock-based compensation	3,950	2,790
Total deferred tax assets	42,958	48,796
Valuation allowance	(2,483)	(48,730)
Net deferred tax assets	$40,475	$66

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $104.3 million and $96.3 million, respectively. The federal net operating losses begin expiring in 2025 and state net operating losses begin expiring in 2017. As of December 31, 2015, the Company had credit carryforwards of approximately $4.2 million and $4.8 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2025, and state credits can be carried forward indefinitely.

The federal and state net operating losses include $57.2 million and $22.9 million of excess stock based compensation that will result in increases to additional paid in capital, when realized.

The valuation allowance for deferred tax assets consisted of the following activity for the fiscal years ended December 31, 2015, 2014 and 2013 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions		Balance at End of Year
Year ended December 31, 2013	$44,926	$6,077	$—		$51,003
Year ended December 31, 2014	51,003	1,011	(3,284)		48,730
Year ended December 31, 2015	$48,730	$673	$(46,920)	(1)	$2,483

(1)	Of this deduction, $40.4 million relates to the release in the valuation allowance, which was recorded as a deferred tax benefit during the year.

Utilization of net operating losses and tax credit carryforwards may be limited by ownership change rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2015, and concluded no limitation currently applies, and the Company will continue to monitor activities in the future. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

During the year ended December 31, 2015, the amount of gross unrecognized tax benefits increased by $1.4 million. The total amount of unrecognized tax benefits was $2.9 million as of December 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2013	$902
Gross increase on tax positions related to the prior year	1,434
Gross increase on tax positions related to the current year	589
Balance as of December 31, 2013	2,925
Gross decrease on tax positions related to the prior year	(1,746)
Gross increase (decrease) on tax positions related to the current year	274
Balance as of December 31, 2014	1,453
Gross increase on tax positions related to the prior year	99
Gross increase on tax positions related to the current year	1,341
Balance as of December 31, 2015	$2,893

While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will significantly change during the next twelve months.

Each quarter the Company assesses the recoverability of its deferred tax assets under ASC 740, Income Taxes. The Company is required to establish a valuation allowance for any portion of the assets that the Company concludes is not more likely than not realizable. The Company's assessment considers, among other things, the three year cumulative net income, positive pretax net income and taxable income, forecasts of its future taxable income, carryforward periods, and its utilization experience with operating loss and tax credit carryforwards and tax planning actions.

Management believes that, based on a number of factors, which include the Company's historical operating performance and cumulative U.S. taxable income during the three most recent years, the Company's tax planning action of migrating and licensing certain intellectual property to its foreign subsidiaries as well as its forecasted future taxable income, it is more-likely-than-not that it will realize a benefit from its Federal and certain State deferred tax assets within allowable net loss carryforward periods. As such, in fourth quarter of 2015, the Company released a valuation allowance of $40.4 million against its Federal and certain State deferred tax assets, with a corresponding deferred tax benefit during the quarter. Due to strong results during recent years and increased confidence that the Company will continue to generate taxable income into the foreseeable future, the Company's assessment regarding the potential to realize its deferred tax assets changed.

With respect to California deferred tax assets, the Company believes that, except for California R&D credits, all other deferred tax assets would be realized in the future. Although the Company anticipates generating taxable income in California in future years, expected continued generation of California R&D credits along with existing net operating loss carryforwards of $73 million will be sufficient to offset California taxable income in the foreseeable future. As such, the Company's ability to utilize its current California R&D credit carryforwards is not more likely than not, and the Company continues to apply a valuation allowance against these deferred tax assets. For other states' deferred tax assets, the Company believes it is more likely than not that those deferred tax assets will be realized in the future and as a result does not apply a valuation allowance against those deferred tax assets.

As of December 31, 2015, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $0.6 million. The Company intends to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, net of related foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability related to these earnings is not practicable because of the complexities of the hypothetical calculation.

The Company files income tax returns in the U.S. federal and state jurisdictions, in the United Kingdom and Ireland and all returns since inception remain open to examination.

On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes Act of 2015, which retroactively extends several expired tax provisions. Among the extended provisions is the Section 41 research credit for qualified research expenditures incurred through the end of 2015. The benefit of the reinstated credit impacted the consolidated statement of operations in the period of enactment, which was the fourth quarter of 2015 due to the reversal of the valuation allowance on federal research and development credit carryforwards.

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

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income (loss) (in thousands)	$41,802	$1,531	$(19,305)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	38,754,643	37,563,590	36,209,051
Dilutive effect of incremental shares and share equivalents	2,041,003	3,433,382	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	40,795,646	40,996,972	36,209,051
Net income (loss) per share:
Net income (loss) per share, basic	$1.08	$0.04	$(0.53)
Net income (loss) per share, diluted	$1.02	$0.04	$(0.53)

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

	Year Ended
	December 31,
	2015	2014	2013
Options to purchase common stock	39,497	220,712	3,598,385
Restricted stock units	26,290	12,723	1,906,696
Common stock issuable pursuant to the ESPP	—	—	86,026
Total	65,787	233,435	5,591,107

13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Cash paid for interest	$13	$—	$—
Cash paid for income taxes	$38	$285	$188
Non-cash investing and financing activities:
Assets acquired under capital leases	$—	$(382)	$—
Accounts payable and accrued liabilities related to property, plant and equipment purchases	$843	$106	$14

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
North America	$193,376	$134,434	$89,150
International	62,040	40,044	22,476
Total	$255,416	$174,478	$111,626

North America includes the United States and related territories as well as Canada. International is the rest of the world. Revenue for the United States was $180.5 million, $125.0 million and $83.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
System revenue	$130,698	$93,015	$61,359
Consumable revenue	124,718	81,463	50,267
Total	$255,416	$174,478	$111,626

Substantially all of the Company’s long-lived assets are located in the United States of America.

15. Subsequent Events

On February 25, 2016, Patrick F. Williams, Senior Vice President and Chief Financial Officer and the Company mutually agreed that Mr. Williams would cease to be an officer and employee of the Company effective April 18, 2016.

Supplementary Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2015. The selected quarterly financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." This information has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements," Net income (loss) per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(In thousands, except share and per share data)
	Quarter
	First	Second	Third	Fourth (1)
Year Ended December 31, 2015
Total revenue	$51,558	$64,431	$61,202	$78,225
Gross profit	$37,180	$46,315	$45,161	$52,385
Net income (loss)	$(2,129)	$1,178	$2,147	$40,606
Net income (loss) per share, basic	$(0.06)	$0.03	$0.06	$1.04
Shares used in calculation-basic	38,383,022	38,649,873	38,881,183	39,093,825
Net income (loss) per share, diluted	$(0.06)	$0.03	$0.05	$0.99
Shares used in calculation-diluted	38,383,022	41,641,660	40,860,593	40,966,744

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2014
Total revenue	$30,975	$47,061	$45,670	$50,772
Gross profit	$21,959	$33,401	$33,115	$35,939
Net income (loss)	$(7,337)	$2,769	$4,782	$1,317
Net income (loss) per share, basic	$(0.20)	$0.07	$0.13	$0.03
Shares used in calculation-basic	37,215,697	37,440,537	37,630,222	37,958,395
Net income (loss) per share, diluted	$(0.20)	$0.07	$0.12	$0.03
Shares used in calculation-diluted	37,215,697	40,597,275	40,926,034	41,434,178

(1)	In the fourth quarter of fiscal 2015, the Company released $40.4 million of its deferred tax asset valuation allowance. See Note 11 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2015, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") were not effective due to a material weakness in internal control over financial reporting described below in Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control–Integrated Framework (2013), our management concluded that a material weakness exists as described below. A material weakness is “a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statement will not be prevented or detected in a timely basis.”

We did not maintain effective controls in our risk assessment process. Rapid growth in the size and scale of the business has made certain existing controls inadequate, and the implementation of new controls and control enhancements has not been sufficient to address new and evolving sources of potential misstatement. The material weakness resulted in immaterial misstatements relating to the completeness and accuracy of accounts receivable, inventory, accrued liabilities and operating expenses and related disclosures, which were primarily the result of a lack of controls over the completeness and accuracy of data used in accounting calculations and a failure to execute controls in the period-end close process on a timely basis.

Additionally, the material weakness could result in further misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria in Internal Control–Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weakness
In order to remediate the material weakness, management has initiated or will initiate the following steps:

•	We had previously engaged an outside consulting firm to review and suggest recommendations to improve our financial close process and intend to implement their findings as soon as practicable;

•
We had previously created a Director of Controls and Processes role to improve the design, implementation, execution and supervision of internal controls within the organization, which we have been in the process of hiring;

•	Management intends to perform a detailed financial reporting risk assessment to identify areas that require improvement, and design new and enhanced control activities to address these areas; and

•	Management intends to evaluate the form and frequency of existing control activities and implement changes to improve the precision and timeliness of controls in the financial reporting process.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2015, or the Proxy Statement, and is incorporated herein by reference:

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K
1. Consolidated Financial Statements and Supplementary Financial Data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Financial Data
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

ZELTIQ Aesthetics, Inc.

Date:	March 14, 2016	By:	/s/ Patrick F. Williams
Patrick F. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Foley, Sergio Garcia and Patrick F. Williams, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Foley	President, Chief Executive Officer	March 14, 2016
Mark J. Foley	and Director (Principal Executive Officer)

/s/ Patrick F. Williams	Senior Vice President and Chief	March 14, 2016
Patrick F. Williams	Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

/s/ Mary M. Fisher	Director	March 14, 2016
Mary M. Fisher

/s/ D. Keith Grossman	Director	March 14, 2016
D. Keith Grossman

/s/ Kevin C. O'Boyle	Director	March 14, 2016
Kevin C. O'Boyle

/s/ Bryan E. Roberts, Ph.D	Director	March 14, 2016
Bryan E. Roberts, Ph.D.

/s/ Andrew N. Schiff, M.D.	Director	March 14, 2016
Andrew N. Schiff, M.D.

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2		Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	#	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10.4	10/11/2011
10.2		Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.4	8/17/2011
10.3		First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.5	8/17/2011
10.4		Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.6	8/17/2011
10.5		Third Amendment to Office Building Lease, dated August 7, 2012, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		10-K	001-35318	10.5	2/26/2014
10.6		Fourth Amendment to Office Building Lease, dated April 22, 2013, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		10-K	001-35318	10.6	2/26/2014
10.7		Fifth Amendment to Office Building Lease, dated June 19, 2014, by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.		10-Q	001-35318	10.1	7/29/2014
10.8		Building Lease, dated October 3, 2013, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-K	001-35318	10.7	2/26/2014
10.9		First Amendment to Building Lease, dated May 5, 2014, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-Q	001-35318	10.2	7/29/2014

10.10		Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.	S-1	333-175514	10.23	7/13/2011
10.11	*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	10.17	7/13/2011
10.12	*	2005 Stock Incentive Plan.	S-1/A	333-175514	10.11	8/17/2011
10.13	*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.	S-1/A	333-175514	10.12	8/17/2011
10.14	*	Amendment to 2005 Stock Incentive Plan.	S-1/A	333-175514	10.13	8/17/2011
10.15	*	2011 Equity Incentive Plan.	S-8	333-175514	99.1	3/13/2013
10.16	*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1/A	333-175514	10.15	9/23/2011
10.17	*	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.16	9/23/2011
10.18	*	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.17	9/23/2011
10.19	*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.18	9/23/2011
10.20	*	Form of Notice of Grant of Restricted Stock under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.19	9/23/2011
10.21	*	Form of Notice of Grant of Stock Option under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.20	9/23/2011
10.22	*	2011 Employee Stock Purchase Plan.	S-1/A	333-175514	10.21	9/23/2011
10.23		Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.	10-Q	001-35318	10.15	11/8/2012
10.24	*	ZELTIQ Aesthetics, Inc. 2012 Stock Plan.	S-8	333-183131	99.1	8/7/2012
10.25	*	2013 Bonus Plan for Executive Officers.	10-Q	001-35318	10.2	10/31/2013
10.26	*	Form of Stock Option Agreement Under 2012 Stock Plan.	10-K	001-35318	10.50	3/13/2013
10.27	*	Form of Restricted Stock Units Agreement Under 2012 Stock Plan.	10-K	001-35318	10.51	3/13/2013
10.28	*	Form of Restricted Stock Agreement Under 2012 Stock Plan.	10-K	001-35318	10.52	3/13/2013
10.29	*	Form of Notice of Grant of Stock Option Under 2012 Stock Plan.	10-K	001-35318	10.53	3/13/2013
10.30	*	Form of Notice of Grant of Restricted Stock Units Under 2012 Stock Plan.	10-K	001-35318	10.54	3/13/2013
10.31	*	Form of Notice of Grant of Restricted Stock Under 2012 Stock Plan.	10-K	001-35318	10.55	3/13/2013
10.32	*	2015 Compensation Arrangements with Non-Employee Directors	10-Q	001-35318	10.5	5/5/2015
10.33	*	Amended and Restated Offer Letter, dated February 25, 2014, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.1	4/30/14
10.34	*	Amended and Restated Offer Letter, dated February 25, 2014, between Sergio Garcia and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.2	4/30/14
10.35	*	Amended and Restated Offer Letter, dated February 25, 2014, between Carl Lamm and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.3	4/30/14
10.36	*	Amended and Restated Offer Letter, dated February 25, 2014, between Len DeBenedictis and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.4	4/30/14

10.37	*	Amended and Restated Offer Letter, dated February 25, 2014, between Patrick Williams and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.5	4/30/14
10.38	*	Amended and Restated Offer Letter, dated February 25, 2014, between Mark Foley and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.6	4/30/14
10.39	*	2014 Compensation Arrangements with Executive Officers		10-Q	001-35318	10.7	4/30/14
10.40		Amendment to Amended and Restated Offer Letter, dated November 10, 2014, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.1	5/5/15
10.41		Relocation Agreement, dated February 19, 2015, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.2	5/5/15
10.42		Amended Relocation Agreement, dated March 12, 2015, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.3	5/5/15
10.43		2015 Compensation Arrangements for Named Executive Officers		10-Q	001-35318	10.4	5/5/15
10.44		Second Amendment to Building Lease, dated April 28, 2015, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-Q	001-35318	10.1	7/30/15
10.45		Amended and Restated Offer Letter, dated July 1, 2015, between Leonard DeBenedictis and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.2	7/30/15
10.46		Employee Offer Letter Amendment; Compensation Adjustment and Performance Stock Unit Grant dated August 19, 2015, by and between Carl Lamm and ZELTIQ Aesthetics.		10-Q	001-35318	10.2	10/28/15
10.47		Employee Offer Letter Amendment; Ireland Assignment Details, dated August 20, 2015, by and between Carl Lamm and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.3	10/28/15
10.48		Exclusive License Agreement, dated September 8, 2015, by and between ZELTIQ Aesthetics, and Massachusetts General Hospital.		10-Q	001-35318	10.1	10/28/15
10.49		Employee Offer Letter, dated December 16, 2015, by and between Todd Zavodnick and ZELTIQ Aesthetics, Inc.	X
12.1		Calculation of Ratio of Earnings to Fixed Charges.	X
21.1		List of subsidiaries.	X
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1		Power of Attorney (see signature page to this Form 10-K).	X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
 ______________________

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission, pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

*	Management Compensation Plan or Arrangement