Form 10-Q
period 2016-03-31
Zeltiq Aesthetics Inc
filed 2016-05-11
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of May 5, 2016, there were 39,455,079 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,508	$35,710
Short-term investments	4,663	12,867
Accounts receivable, net	32,572	33,359
Inventory	32,562	28,095
Prepaid expenses and other current assets	13,709	11,771
Total current assets	117,014	121,802
Long-term investments	857	3,490
Restricted cash	444	452
Property and equipment, net	7,511	6,969
Intangible asset, net	4,930	5,092
Long-term deferred tax assets	41,256	40,475
Other assets	473	547
Total assets	$172,485	$178,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,554	$10,903
Accrued and other current liabilities	31,326	34,691
Deferred revenue	10,637	7,682
Current portion of capital lease obligations	125	124
Total current liabilities	55,642	53,400
Long-term deferred revenue	214	226
Long-term capital lease obligations, less current portion	106	138
Other non-current liabilities	847	761
Total liabilities	$56,809	$54,525
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at March 31, 2016, and December 31, 2015; 39,420,312 and 39,217,630 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	43	43
Additional paid-in capital	217,208	215,621
Accumulated other comprehensive loss	(1,979)	(1,636)
Accumulated deficit	(99,596)	(89,726)
Total stockholders’ equity	115,676	124,302
Total liabilities and stockholders’ equity	$172,485	$178,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$64,469	$51,558
Cost of revenue	18,229	14,378
Gross profit	46,240	37,180
Operating expenses:
Research and development	6,203	6,080
Sales and marketing	40,655	24,406
General and administrative	10,546	8,388
Total operating expenses	57,404	38,874
Loss from operations	(11,164)	(1,694)
Interest income (expense), net	(36)	13
Other income (expense), net	646	(420)
Loss before income taxes	(10,554)	(2,101)
Provision for (benefit from) income taxes	(684)	28
Net loss	$(9,870)	$(2,129)
Basic and diluted net loss per share:
Net loss per share, basic and diluted	$(0.25)	$(0.06)
Weighted average shares of common stock outstanding used in computing net loss per share, basic and diluted	39,288,853	38,383,022
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(9,870)	$(2,129)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(365)	(588)
Changes in unrealized gains on available-for-sale securities	22	5
Other comprehensive loss, net of tax	(343)	(583)
Comprehensive loss	$(10,213)	$(2,712)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,870)	$(2,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	709	513
Stock-based compensation	4,202	4,150
Deferred income taxes	(781)	—
Amortization of investment premium, net	22	22
Provision for doubtful accounts receivable	252	123
Provision for excess and obsolete inventory	27	128
Loss on disposal and write-off of property and equipment	20	—
Changes in operating assets and liabilities:
Accounts receivable	68	(3,359)
Inventory	(4,794)	(2,100)
Prepaid expenses and other assets	(1,972)	(391)
Deferred revenue	3,076	503
Accounts payable, accrued and other liabilities	(43)	710
Net cash used in operating activities	(9,084)	(1,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(741)	(4,070)
Proceeds from sale of investments	8,683	—
Proceeds from maturity of investments	2,894	5,911
Purchase of property and equipment	(1,430)	(285)
Net cash provided by investing activities	9,406	1,556
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(31)	(29)
Proceeds from issuance of common stock upon exercise of stock options	37	1,346
Tax payments related to shares withheld for vested restricted stock units	(2,651)	(4,345)
Tax effect of employee stock plans	—	16
Net cash used in financing activities	(2,645)	(3,012)
Effect of exchange rate changes on cash and cash equivalents	121	(306)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,202)	(3,592)
CASH AND CASH EQUIVALENTS—Beginning of period	35,710	28,649
CASH AND CASH EQUIVALENTS—End of period	$33,508	$25,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of ZELTIQ Aesthetics, Inc. (the "Company") are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, comprehensive loss for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations," “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Out of period adjustments

During the three months ended March 31, 2016, the Company recorded certain out-of-period correcting adjustments totaling $0.2 million to increase cost of revenue by $0.4 million, with a corresponding increase to warranty accrual, and to reduce other operating expenses by $0.2 million, with a corresponding decrease to other accruals, relating to prior periods. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the three months ended March 31, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and has been determined to be the local currency with the exception of Malta which carries a U.S. dollar functional currency. All assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenue and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of the foreign subsidiaries' financial statements are included as a separate component of stockholders' equity under "Accumulated other comprehensive income (loss)." Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.

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

Concentration of Credit Risk

As of March 31, 2016, no individual customer accounted for more than 10% of accounts receivable. As of December 31, 2015, Ideal Image, which is a large aesthetic chain, along with its affiliated franchises, accounted for 10% of the Company's accounts receivable. During the three months ended March 31, 2016, no customer accounted for more than 10% of total revenue. During the three months ended March 31, 2015, Ideal Image accounted for 11% of total revenue.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which included amendments to the guidance in the new standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 which includes additional amendments to the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening accumulated deficit balance. The Company expects to adopt this guidance effective January 1, 2018, and is currently evaluating the two adoption methods as well as the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

In March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU will change how companies account for certain aspects of share-based payments to employees. This guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 2016, and interim periods within those years, with earlier application permitted in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$2,244	$—	$—	$2,244
Short-term investments:
U.S. Agency securities	—	750	—	750
U.S. Treasury	—	—	—	—
Corporate bonds	—	3,913	—	3,913
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Long-term investments:
U.S. Agency securities	—	—	—	—
Corporate bonds	—	612	—	612
Certificates of deposit	245	—	—	245
Total	$2,489	$5,275	$—	$7,764

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$1,342	$—	$—	$1,342
Short-term investments:
U.S. Agency securities	—	1,549	—	1,549
U.S. Treasury	—	500	—	500
Corporate bonds	—	7,763	—	7,763
Commercial paper	—	500	—	500
Certificates of deposit	2,555	—	—	2,555
Long-term investments:
U.S. Agency securities	—	497	—	497
Corporate bonds	—	874	—	874
Certificates of deposit	2,119	—	—	2,119
Total	$6,016	$11,683	$—	$17,699

During the three months ended March 31, 2016 and 2015, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 3. The Company did not hold any Level 3 assets or liabilities as of March 31, 2016 or December 31, 2015.

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of March 31, 2016 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$750	$—	$—	$750
U.S. Treasury	—	—	—	—
Corporate bonds	3,914	1	(2)	3,913
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Total	$4,664	$1	$(2)	$4,663

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$—	$—	$—	$—
Corporate bonds	611	1	—	612
Certificates of deposit	245	—	—	245
Total	$856	$1	$—	$857

The Company's short-term and long-term investments as of December 31, 2015 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,551	$—	$(2)	$1,549
U.S. Treasury	500	—	—	500
Corporate bonds	7,776	—	(13)	7,763
Commercial paper	500	—	—	500
Certificates of deposit	2,555	—	—	2,555
Total	$12,882	$—	$(15)	$12,867

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$499	$—	$(2)	$497
U.S. Treasury	—	—	—	—
Corporate bonds	878	—	(4)	874
Certificates of deposit	2,119	—	—	2,119
Total	$3,496	$—	$(6)	$3,490

For each of the three months ended March 31, 2016 and 2015, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2016 are as follows (in thousands):

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$4,664	$4,663
Due in one year to five years	856	857
	$5,520	$5,520

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

The components of inventory consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$10,698	$9,117
Finished goods	21,864	18,978
Total inventory	$32,562	$28,095

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	March 31, 2016	December 31, 2015
Lab equipment, tooling and molds	$3,375	$3,228
Computer software	2,499	2,019
Computer equipment	2,844	2,757
Leasehold improvements	1,825	1,670
Furniture and fixtures	1,057	950
Vehicles	35	35
Total property and equipment	11,635	10,659
Less: Accumulated depreciation and amortization	(6,179)	(5,635)
Construction in progress	2,055	1,945
Property and equipment, net	$7,511	$6,969

The table above includes property and equipment acquired under capital leases which totaled $0.4 million as of both March 31, 2016 and December 31, 2015.

Depreciation and amortization expense related to property and equipment was $0.5 million for the three months ended March 31, 2016. Depreciation and amortization expense related to property and equipment was $0.3 million for the three months ended March 31, 2015.

Accrued and Other Current Liabilities

The following table shows the components of accrued liabilities (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and employee related expenses	$9,506	$14,887
Accrued marketing expenses	6,157	5,554
Accrued royalty	4,693	5,453
Sales and other taxes payable	3,507	3,703
Advance payments from customers	864	1,585
Accrued warranty	1,052	527
Accrued legal expenses	2,527	1,465
Other	3,020	1,517
Total accrued and other current liabilities	$31,326	$34,691

Deferred Revenue

The following table shows the components of deferred revenue, including long-term deferred revenue (in thousands):

	March 31, 2016	December 31, 2015
Deferred extended warranty revenue	2,901	2,902
Deferred training revenue	3,408	3,115
Other deferred revenue	4,542	1,891
Total deferred revenue	$10,851	$7,908

Deferred Extended Warranty Revenue

The Company offers standard extended warranties which allows customers to receive service and support which extend beyond the contractual term of the product warranty. The Company recognizes these contracts over the life of the service period. Changes in the Company's deferred revenue, including long-term deferred revenue, related to extended warranties were as follows (in thousands):

	March 31, 2016	March 31, 2015
Balance at the beginning of the period	$2,902	$3,272
Extended warranties issued	1,004	732
Amortization	(1,005)	(789)
Balance at the end of the period	$2,901	$3,215

Product Warranties

The Company provides a standard limited warranty on its products of one year for both control units and applicators for its direct customers. For indirect customers in international markets, the Company provides a standard limited warranty on its products of generally 3.2 years for control units and 1.2 years for applicators.

The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenue and is based upon historical trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment. The Company bases product warranty costs on related freight, material, technical support labor and overhead costs. The estimated product warranty costs are assessed by considering historical costs and applying the experienced failure rates to the outstanding warranty period for products sold. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual product failure rates, and average repair costs, including freight, material, technical support labor, and overhead costs, for products returned under warranty.

Changes in product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at the beginning of the period	$527	$569
Settlements of warranties	(225)	(100)
Provision	750	(29)
Balance at the end of the period	$1,052	$440

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

Intangible asset, net comprised the following (in thousands):

	March 31, 2016	December 31, 2015
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(3,120)	(2,958)
Intangible asset, net	$4,930	$5,092

Amortization expense of the intangible asset was $0.2 million for both the three months ended March 31, 2016 and 2015.

The total estimated annual future amortization expense of this intangible asset as of March 31, 2016, is as follows (in thousands):

Fiscal Year
2016 (remaining 9 months)	$488
2017	650
2018	650
2019	650
2020	650
Thereafter	1,842
Total	$4,930

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, Immunotech and BIOGEN, or ADVANCE, dated March 18, 2011, as the Company's exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012 and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico, effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of the Company's Board of Directors, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by the Company under this distribution agreement was $0.9 million for the three months ended March 31, 2016, compared to $1.3 million for the three months ended March 31, 2015. The accounts receivable balance under this distribution agreement was insignificant as of March 31, 2016 and $1.7 million as of December 31, 2015.

6. Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under non-cancellable operating leases with various expiration dates. Specifically, the Company occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through May 2017, and a warehouse space in Livermore, California, under a lease which extends through May 2017. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, as well as office space in London, United Kingdom, under a lease which extends through April 2016, Taipei, Taiwan, under a lease which extends through August 2016, Seoul, South Korea, under a lease which extends through August 2016, Reston, Virginia, under a lease which extends through September 2021, Galway, Ireland under a lease which extends through September 2016. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.6 million for the three months ended March 31, 2016, compared to $0.5 million for the three months ended March 31, 2015.

Future minimum lease payments under the Company's non-cancellable operating leases as of March 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
2016 (remaining 9 months)	$1,804
2017	2,182
2018	2,040
2019	896
2020	529
Thereafter	408
Total future minimum lease payments	$7,859

Capital Lease Obligations

The Company has entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes amounts under leases that have been capitalized as follows (dollars in thousands):

	Useful life (Years)	March 31, 2016	December 31, 2015
Computer equipment	3	$382	$382
Total capital leased equipment		382	382
Less: Accumulated depreciation and amortization		(181)	(149)
Capital leased equipment, net		$201	$233

Total depreciation of assets acquired under capital leases was $32,000 for each of the three months ended March 31, 2016 and March 31, 2015, which is included in total depreciation and amortization expense.

Future minimum payments required under capital leases as of March 31, 2016, are as follows (in thousands):

Year Ending March 31,	Amount
2016 (remaining 9 months)	$99
2017	141
Total future payments	$240

Less: Amount representing interest	$9
Present value of future minimum payments	231
Less: Current portion	125
Long term portion	$106

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $4.1 million and $5.9 million at March 31, 2016 and December 31, 2015, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $0.3 million, including estimated interest and penalties, as of March 31, 2016, and is classified in other non-current liabilities. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Legal Matters

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. Additionally, the Company may be subject to insurance related claims resulting from matters associated with CoolSculpting treatments. The Company records a liability in its condensed consolidated financial statements for these matters when a loss is known and considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Product Liability Contingencies
The Company has historically been and continues to be predominantly self-insured for any product liability losses related to its products. The Company obtains third-party insurance to limit its exposure to these claims, but this insurance is subject to a cap on reimbursement. Product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for reported claims and estimates for incurred, but not reported claims, to the extent that such losses can be reasonably estimated. The Company determines its accruals for probable product liability losses based on various factors, including historical claims and settlement experience. The total amount of self-insured product liability claims settled in the quarter ended March 31, 2016 was $0.9 million. The total amount of self-insured product liability claims settled during the quarter ended March 31, 2015 was insignificant. The amount of reported and estimated incurred but not known self-insured product liability claims pending was $1.8 million as of March 31, 2016 and $1.1 million as of December 31, 2015, which is recorded in accrued and other current liabilities on the Company's condensed consolidated balance sheet and expected to be paid within one year.

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

Separation Agreements

On February 25, 2016, the Company's former Chief Financial Officer and the Company mutually agreed that the former Chief Financial Officer would cease to be an officer and employee of the Company which resulted in the Company incurring $0.3 million in termination benefits. In addition, stock-based compensation expense relating to the modifications of the former Chief Financial Officer's stock options and stock awards totaled $1.1 million, of which $0.8 million was recognized as stock-based compensation during the quarter ended March 31, 2016 and $0.3 million will be recognized in the quarter ending June 30, 2016.

7. Stock-Based Compensation Expense

Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

Shares Available for Grant
Balance, December 31, 2015	3,517,305
Additional shares reserved	1,000,000
Options granted	(302,226)
Restricted stock units granted	(379,569)
Options canceled	217
Restricted stock units canceled	39,189
Restricted stock units withheld for tax	112,546
Balance, March 31, 2016	3,987,462

Stock Option Awards

A summary of the stock option activity is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2015	2,641,592	$6.86
Options granted	302,226	22.25
Options exercised	(6,594)	5.67
Options canceled	(217)	6.38
Balance, March 31, 2016	2,937,007	$8.44

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	1,312,651	$19.09
Restricted stock units granted	379,569	22.79
Restricted stock units vested	(308,634)	24.17
Restricted stock units canceled	(39,189)	23.49
Balance, March 31, 2016	1,344,397	$20.82

During the three months ended March 31, 2016, 308,634 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three months ended March 31, 2016, the Company withheld 112,546 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes. During the three months ended March 31, 2015, 330,201 shares vested subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three months ended March 31, 2015, the Company withheld 133,035 shares based upon the Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authority were $2.6 million for the three months ended March 31, 2016. Total payments for employee's tax obligations to the relevant taxing authority were $4.3 million for the three months ended March 31, 2015. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation related to all of the Company's stock-based awards and employee stock purchases was recorded as an expense or a reduction to revenue and are categorized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue	$—	$80
Cost of revenue	232	134
Research and development	501	350
Sales and marketing	1,383	1,551
General and administrative	2,086	2,035
Total stock-based compensation	$4,202	$4,150

As of March 31, 2016, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $26.2 million, which is expected to be recognized using the straight-line attribution method over 2.9 years.

Performance-Based Awards

From time to time, the Company will issue performance-based stock options and restricted stock units to senior executives.  During both the three months ended March 31, 2016 and 2015, the Company granted 40,000 performance-based restricted stock units to a senior executive, which was accounted for as an equity award. The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted. The performance criteria are specific to the roles of each of the executives and are set by the Compensation Committee of the Board of Directors. The performance-based restricted stock units have no dividend or voting rights during the performance period. Each of the performance-based restricted stock units represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the grant date fair value of the award. Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $0.4 million for the three months ended March 31, 2016, compared to $1.5 million for the three months ended March 31, 2015.

Employee Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company's common stock, an assumed-risk-free interest rate and the estimated forfeitures of unvested stock options. The Company's assumptions related to the expected term and volatility are detailed below.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected term (in years)	4.8	4.8
Expected volatility	63%	63%
Risk-free interest rate	1.21%	1.29%
Expected dividend yield	—%	—%

Expected Term. Subsequent to the Company's initial public offering of its common stock, or IPO, and through 2014, the expected term used was based on expected term of a group of similar entities, referred to as its “peer group.” In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. In 2015, the Company modified its approach by including its own historical data along with the expected term of the identified peer group companies. The Company will continue to apply this methodology until a sufficient amount of historical information regarding its own expected term becomes available.

Volatility. Subsequent to the IPO, and through 2014, the Company continued to estimate its volatility based on its peer group as the Company did not have sufficient historical data regarding its specific volatility. In 2015, the Company modified its approach by including its own common stock trading history along with the volatility of the identified peer group companies. The expected stock price volatility is estimated using a combination of historical and peer group volatility to derive the expected volatility assumption. The Company believes the blended volatility is more representative of future stock price trends over the expected life of the options rather than just using historical or peer group volatility. The Company will continue to apply this methodology until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

During the three months ended March 31, 2016, the Company granted 302,226 stock options to employees with a weighted-average grant date fair value of $22.25 per share. During the three months ended March 31, 2015, the Company granted 45,622 stock options to employees with a weighted-average grant date fair value of $18.19 per share.

During the three months ended March 31, 2016, the Company granted 379,569 restricted stock units to employees with a weighted-average grant date fair value of $22.79 per share. During the three months ended March 31, 2015, the Company granted 353,757 restricted stock units to employees with a weighted-average grant date fair value of $31.95 per share.

As of March 31, 2016, the unrecognized compensation cost related to the Company's employee stock purchase plan, or ESPP, was $0.2 million, which will be recognized using the straight-line attribution method over 0.2 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the three months ended March 31, 2016, the Company granted stock-based awards to a non-employee which will vest over two years. Stock-based compensation expense for non-employees was insignificant for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015.

8. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding during the period, including stock options, restricted stock units and common stock issuable pursuant to the ESPP.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2016	2015
Numerator
Net loss (in thousands)	$(9,870)	$(2,129)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share, basic	39,288,853	38,383,022
Dilutive effect of incremental shares and share equivalents	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	39,288,853	38,383,022
Net loss per share:
Net loss per share, basic and diluted	$(0.25)	$(0.06)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Options to purchase common stock	2,937,007	3,025,095
Restricted stock units	1,344,397	1,498,245
Common stock issuable pursuant to the ESPP	—	8,874
Total	4,281,404	4,532,214

9. Income Taxes

The Company recorded income tax benefit of $0.7 million and income tax expense of $28,000 for the three months ended March 31, 2016 and March 31, 2015, respectively. The income tax benefit for the three months ended March 31, 2016 reflects a year to date pre-tax loss in the Company's operating entities in various taxing jurisdictions, while the income tax expense for the three months ended March 31, 2015 reflects the mixture and distribution of pre-tax income. The Company continues to maintain a valuation allowance on its deferred tax assets relating to its California R&D credits.

The Company generated pre-tax year-to-date ordinary losses in its zero-rate jurisdiction, and the Company has elected to exclude these pre-tax year-to-date ordinary losses from its zero-rate jurisdiction from its estimated effective tax rate computations. The exclusion is based on the notion that a loss in a zero-rate jurisdiction ultimately will not provide the Company a tax benefit.

At March 31, 2016, the Company had $3.2 million of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

During the fourth quarter of the year ended December 31, 2015, the Company released its valuation allowance against U.S. federal and state deferred tax assets, with the exception of the California research and development credit carryforwards.  Based upon the evaluation of positive and negative evidence supporting the realizability of deferred tax assets as of the quarter ended March 31, 2016, there remains sufficient positive evidence to support the realization of U.S. federal and state deferred tax assets, with the exception of California research and development credit carryforwards.

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal and state jurisdictions, Ireland and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of March 31, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
North America	$51,469	$35,229
International	13,000	16,329
Total	$64,469	$51,558

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $51.3 million for the three months ended March 31, 2016, compared to $33.2 million for the three months ended March 31, 2015.

The following table sets forth revenue by product (in thousands):

	Three Months Ended
	March 31,
	2016	2015
System revenue	$24,689	$26,156
Consumable revenue	39,780	25,402
Total	$64,469	$51,558

Substantially all of the Company’s long-lived assets are located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Quarterly Report on Form 10-Q.

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
We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. In September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. Most recently, in April 2016, the FDA cleared CoolSculpting for the reduction of fat around bra straps, on the back and underneath the buttocks. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to other areas on the body. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen, thighs submental area under the chin, around bra straps, back and underneath the buttocks. In addition to the applicators that we include in our current system bundle, we recently announced the launch of a new family of applicators called CoolAdvantage. These applicators reduce treatment time by nearly half compared to our existing applicators due to lower temperatures. In the second quarter of 2016 we expect to release our first applicator from this family, which will feature an adaptable 3-in-1 configuration and enhanced cup design. Additionally, in the fourth quarter of 2016 we expect to launch the second applicator from this family, which will address larger fat bulges.
In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 20% of our total revenue for the three months ended March 31, 2016, compared to 32% of our total revenue for the three months ended March 31, 2015.

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

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $64.5 million for the three months ended March 31, 2016, compared to $51.6 million for the three months ended March 31, 2015.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 38% of our total revenue for the three months ended March 31, 2016, compared to 51% of our total revenue for the three months ended March 31, 2015. Our worldwide installed base grew by 39% from 3,523 control units as of March 31, 2015, to 4,890 control units as of March 31, 2016.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 62% of our total revenue for the three months ended March 31, 2016, compared to 49% of our total revenue for the three months ended

March 31, 2015. We shipped 307,418 CoolSculpting revenue cycles to our customers during the three months ended March 31, 2016, compared to 207,287 CoolSculpting revenue cycles during the three months ended March 31, 2015.

Our business plan focuses on expanding our installed base of systems at customers, and increasing our consumable revenue by driving demand for CoolSculpting procedures through our targeted marketing programs. We anticipate that as we continue to implement our business plan and expand our installed base, our consumable revenue will increase as a percentage of our total revenue.

Seasonality. Seasonal fluctuations in the number of patients seeking treatment and the availability of our customers are likely to continue to affect our business. Seasonal fluctuations occur in both system revenue and consumable revenue as well as by geographic region. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to perform fewer procedures, particularly in certain international countries. These seasonal trends have caused and will likely continue to cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Furthermore, cash and investment balances tend to be lower in the first half of the fiscal year due to the timing of payments related to, among other things, performance-based compensation, customer programs and marketing and advertising programs for the upcoming year.

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

Out of period adjustments. During the three months ended March 31, 2016, we recorded certain out-of-period correcting adjustments totaling $0.2 million to increase cost of revenue by $0.4 million, with a corresponding increase to warranty accrual, and to reduce other operating expenses by $0.2 million, with a corresponding decrease to other accruals, relating to prior periods. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the three months ended March 31, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our critical accounting policies have not changed during the three months ended March 31, 2016. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the allocation of selling prices to revenue elements, (2) customer programs and payments, including accruals for customer programs, cooperative marketing arrangements, customer incentive programs and payments to customers, (3) investments, including the fair value of such investments, (4) warranty accruals, (5) valuation and recognition of stock-based compensation, (6) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets, and (7) out of period adjustments. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended
	March 31,
Revenue	2016	2015	$ Change	% Change
System revenue	$24,689	$26,156	$(1,467)	(6)%
Consumable revenue	39,780	25,402	14,378	57%
Total revenue	$64,469	$51,558	$12,911	25%

Overall, we experienced an increase in revenue as a result of the increase in consumable revenue, which was driven by an increase in our installed base of CoolSculpting systems as well as increased utilization of these systems.

System revenue. We experienced a decrease in system revenue for the three months ended March 31, 2016, as compared to the same period in 2015, as a result of a decrease in system sales in both North America and our International markets. Overall, we sold 256 systems in the three months ended March 31, 2016, as compared to 347 systems in the three months ended March 31, 2015. The majority of this decline is attributable to a single customer, which purchased 80 systems in the three months ended March 31, 2015 and an immaterial number in the three months ended March 31, 2016. We experienced an increase in sales of add-on applicators to existing customers, related primarily to our CoolMini applicator; such total incremental add-on applicator revenue was $3.4 million in the three months ended March 31, 2016, whereas in the three months ended March 31, 2015 our incremental add-on revenue, related primarily to our CoolSmooth Pro applicators, totaled $0.7 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our targeted marketing programs in the three months ended March 31, 2016, as compared to the same period in 2015.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Cost of revenue	$18,229	$14,378	$3,851	27%
% of total revenue	28%	28%
Gross profit	$46,240	$37,180	$9,060	24%
Gross profit %	72%	72%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The gross profit as a percentage of revenue for the three months ended March 31, 2016, as compared to the same periods in 2015, remained relatively unchanged. Gross profit was favorably impacted by the increase in revenue on a fixed base of overhead costs, a shift in our revenue mix toward consumable products, and a decrease in systems sales to international customers which carry lower average selling prices. However, these benefits were offset by other factors, including sales of our CoolMini applicator, which currently carries a higher standard cost than the other applicators we offer, and an increase in warranty related expense.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Operating expenses
Research and development	$6,203	$6,080	$123	2%
% of total revenue	10%	12%
Sales and marketing	$40,655	$24,406	$16,249	67%
% of total revenue	63%	47%
General and administrative	$10,546	$8,388	$2,158	26%
% of total revenue	16%	16%
Total operating expenses	$57,404	$38,874	$18,530	48%

Research and development. Research and development expenses increased for the three months ended March 31, 2016, as compared to the same period of 2015, primarily due to an increase in payroll related costs attributed to higher headcount and an increase in performance-based compensation.

Sales and marketing. Sales and marketing expenses increased for the three months ended March 31, 2016, as compared to the same period of 2015, primarily due to the launch of our national direct-to-consumer advertising campaign, which along with other sales and marketing initiatives increased sales and marketing expenses by $9.2 million. As we continued to expand into new and existing markets, we experienced a significant increase in headcount attributable to our sales force, which increased by approximately 33%. This growth in headcount resulted in an increase in payroll related costs of $3.5 million. Administrative expenses also increased by $0.7 million primarily due to an increase in our customer base. In addition, travel and related expenses increased by $0.9 million associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. In addition, we also incur expenses related to cooperative marketing arrangements and customer incentive programs, which allow our customers to receive partial reimbursement for qualifying advertising expenditures that promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs increased by $0.7 million due to an increased customer base.

General and administrative. General and administrative expenses increased for the three months ended March 31, 2016, as compared to the same period of 2015, primarily due to an increase in payroll related costs of $1.2 million resulting from higher headcount by 24% in certain functions to support growth in our business. Additionally, we experienced a $1.3 million increase in consulting and administrative expenses mainly due to an increase in finance and accounting services from third party contractors.

Interest and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Interest income (expense), net	$(36)	$13	$(49)	(377)%
% of total revenue	—%	—%
Other income (expense), net	$646	$(420)	$1,066	(254)%
% of total revenue	1%	(1)%

Interest income (expense), net. For the three months ended March 31, 2016, we incurred interest expense, net and for the three months ended March 31, 2015, we earned interest income, net from our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors. The interest expense, net for the three months ended March 31, 2016 was due to an increase in interest expense from sales tax filings offset by a decrease in interest income attributable to a decline in the average balance of our investments.

Other income (expense), net. The change in other income (expense), net for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was mainly due to foreign exchange gains due to favorable changes in foreign exchange rates.

Income Taxes
Net income was favorably impacted by a tax benefit of approximately $0.7 million, offset by current period tax expense of $5,000. We continue to apply a valuation allowance against our California research and development credit deferred tax assets based on the fact that we have concluded that such amounts are unlikely to be realized in future periods. Our provision of income tax benefit of $0.7 million for the period ended March 31, 2016 reflects year-to-date pre-tax losses in the Company's operating entities in various taxing jurisdictions. The tax expense of $28,000 for the period ended March 31, 2015 reflects federal and state alternative minimum taxes, corporate taxes in foreign jurisdictions and certain income tax uncertainties, including interest and penalties.

During the first quarter of 2016, we continued the implementation of our international tax structure which includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of the implementation, we anticipate that sometime in the future our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

We generated pre-tax year-to-date ordinary losses in our zero-rate jurisdiction, and we have elected to exclude these pre-tax year-to-date ordinary losses from our zero-rate jurisdiction from our estimated effective tax rate computations. The exclusion is based on the notion that a loss in a zero-rate jurisdiction ultimately will not provide us a tax benefit.

Liquidity and Capital Resources

Since our inception, we have financed our operations to date primarily through private placements of convertible preferred stock, promissory notes, borrowings under a loan agreement, product sales and the proceeds from our initial public offering, or IPO.

The following table summarizes our cash and cash equivalents, short-term and long-term investments, and working capital as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$33,508	$35,710
Short-term investments	4,663	12,867
Long-term investments	857	3,490
Total	$39,028	$52,067
Working capital	$61,372	$68,402

Summary Statements of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(9,084)	$(1,830)
Net cash provided by investing activities	9,406	1,556
Net cash used in financing activities	(2,645)	(3,012)
Effect of exchange rate changes on cash and cash equivalents	121	(306)
Net decrease in cash and cash equivalents	$(2,202)	$(3,592)

Cash Flows for the Three Months Ended March 31, 2016 and 2015

Operating activities. Net cash used in operating activities was $9.1 million during the three months ended March 31, 2016, and consisted of a net loss of $9.9 million and a net change in operating assets and liabilities of $3.7 million, offset by non-cash items of $4.5 million. Non-cash items for the three months ended March 31, 2016, consisted primarily of stock-based compensation expense of $4.2 million and depreciation and amortization expense of $0.7 million, offset by deferred income taxes of $0.8 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $4.8 million, and prepaid and other assets of $2.0 million. These uses of cash were offset in part by an increase of $3.1 million in deferred revenue. We experienced an increase in inventory as we continued to build inventory to support expected customer demand as well as the buildup in inventory for our CoolAdvantage and CoolAdvantage Plus applicator, which we expect to launch in the second and fourth quarter of 2016, respectively. The increase in prepaids and other assets is primarily due to prepaid maintenance contract renewals. The increase in deferred revenue is primarily a result of revenue deferrals relating to CoolAdvantage applicators, extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer attendance of the CoolSculpting University that has not yet occurred.

Net cash used in operating activities was $1.8 million during the three months ended March 31, 2015, and consisted of a net loss of $2.1 million and a net change in operating assets and liabilities of $4.6 million, offset by non-cash items of $4.9 million. Non-cash items for the three months ended March 31, 2015, consisted primarily of a stock-based compensation expense of $4.2 million and depreciation and amortization expense of $0.5 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $2.1 million and an increase in accounts receivable of $3.4 million. These uses of cash were offset in part by an increase of $0.5 million in deferred revenue and an increase in accounts payable, accrued and other liabilities of $0.7 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand as well as the buildup in inventory for CoolSmooth PRO, which we launched in the second quarter of 2015. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The decrease in accounts payable, accrued and other liabilities was driven by the timing of invoice receipt and payments to vendors, while the decrease in accrued payroll and employee related expenses as a result of timing of payments as well as a reduction in performance-based compensation. The increase in deferred revenue is primarily a result of an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer attendance of the CoolSculpting University that had not yet occurred.

Investing activities. Net cash provided by investing activities was $9.4 million for the three months ended March 31, 2016, as compared to net cash provided by investing activities of $1.6 million during the same period in 2015. During the three months ended March 31, 2016, we received proceeds from the sale, net of purchases, of $10.8 million of short-term and long-term investments. Proceeds from the sale of investments were utilized to fund our direct-to-consumer advertising campaign payments under our customer programs and performance-based compensation. During the three months ended March 31, 2015, we received proceeds from the sale and maturity, net of purchases, of $1.8 million of short-term and long-term investments. Purchases of property and equipment amounted to $1.4 million for the three months ended March 31, 2016, primarily as result of purchases of leasehold improvements, furniture and fixtures and certain software to support the growth and expansion of our business and related facilities. Purchases of property and equipment amounted to $0.3 million for the three months ended March 31, 2015.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2016, of $2.6 million consisted of tax payments related to shares withheld for vested restricted stock units of $2.7 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $37,000. Net cash used in financing activities during the three months ended March 31, 2015 of $3.0 million consisted of tax payments related to shares withheld for vested restricted stock units of $4.3 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options of $1.3 million.

Our cash, cash equivalents and investments declined by $13.0 million from $52.1 million as of December 31, 2015, to $39.0 million as of March 31, 2016. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $12.2 million and $13.5 million at March 31, 2016, and December 31, 2015, respectively.

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

Operating Lease Obligations

We recently renewed and extended certain of our leases, and as a result our leases now have lease terms that expire at various dates through September 2021. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.6 million for the three months ended March 31, 2016, compared to $0.5 million for the three months ended March 31, 2015.

Future minimum lease payments under the non-cancellable operating leases as of March 31, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2016 (remaining 9 months)	$1,804
2017	2,182
2018	2,040
2019	896
2020	529
Thereafter	408
Total future minimum lease payments	$7,859

This compares to future minimum lease payments under the non-cancellable operating leases as of December 31, 2015 of $7.3 million.

Capital Lease Obligations

We have entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Future minimum payments required under capital leases as of March 31, 2016 are as follows (in thousands):

Year Ending March 31,	Amount

2016 (remaining 9 months)	$99
2017	141
Total future payments	$240

Less: Amount representing interest	$9
Present value of future minimum payments	231
Less: Current portion	125
Long term portion	$106

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $4.1 million and $5.9 million at March 31, 2016 and December 31, 2015, respectively.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $0.3 million, including estimated interest and penalties, as of March 31, 2016 and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranties

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at the beginning of the period	$527	$569
Settlements of warranties	(225)	(100)
Provision	750	(29)
Balance at the end of the period	$1,052	$440

Separation Agreements

On February 25, 2016, we and our former Chief Financial Officer mutually agreed that our former Chief Financial Officer would cease to be an officer and employee of the Company. We incurred $0.3 million in termination benefits related costs. In addition, stock-based compensation expense relating to the modifications of the former Chief Financial Officer's stock options and stock awards totaled $1.1 million, of which $0.8 million was recognized as stock-based compensation during the quarter ended March 31, 2016 and $0.3 million will be recognized in the quarter ending June 30, 2016.

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, Immunotech and BIOGEN, or ADVANCE, dated March 18, 2011, as our exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012, and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who is a member of our Board of Directors, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by us under this distribution agreement was $0.9 million for the three months ended March 31, 2016, compared to $1.3 million for the three months ended March 31, 2015. The accounts receivable balance under this distribution agreement was not material as of March 31, 2016 and $1.7 million as of December 31, 2015, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which included amendments to the guidance in the new standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 which includes additional amendments to the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. We expect to adopt this guidance effective January 1, 2018, and we are currently evaluating the two adoption methods as well as the impact this new guidance will have on our consolidated financial statements and related disclosures.

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

In March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU will change how companies account for certain aspects of share-based payments to employees. This guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 2016, and interim periods within those years, with earlier application permitted in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and related disclosures.

Off-balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. Our market risks have not materially changed during the three months ended March 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as of March 31, 2016.

Previously Identified Material Weakness in Internal Control over Financial Reporting

As previously described in Management's Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we concluded that we did not maintain effective controls in our risk assessment process. Rapid growth in the size and scale of the business has made certain existing controls inadequate, and the implementation of new controls and control enhancements has not been sufficient to address new and evolving sources of potential misstatement. The material weakness resulted in immaterial misstatements in our consolidated financial statements as of and for the year-ended December 31, 2015 relating to the completeness and accuracy of accounts receivable, inventory, accrued liabilities and operating expenses and related disclosures, which were primarily the result of a lack of controls over the completeness and accuracy of data used in accounting calculations and a failure to execute controls in the period-end close process on a timely basis.

Additionally, the material weakness could result in further misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan for Remediation of Material Weakness

We are in the process of improving our internal controls to remediate this material weakness. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. During the quarter ended March 31, 2016, we implemented the following changes to our internal control over financial reporting:

•	Leveraged the services of consulting firms, until we can hire resources with the required skills to strengthen our internal controls, documentation and communication in our risk assessment process.

•
Provided training to key individuals that provide critical information used in financial accounting and reporting to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analysis and financial records.

Management will take additional measures to address the material weakness described above.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below have not changed substantively from those included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016, and are set forth below.

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

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenue we generate from sales of our CoolSculpting system and CoolSculpting consumables will account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat in the flanks, abdomen, thighs, the submental area under the chin, around bra straps, back and underneath the buttocks in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and consumables associated with each CoolSculpting cycle, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.

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

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat around the flanks, abdomen, thighs, submental area under the chin, around bra straps, back and underneath the buttocks, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat around the flanks, an area commonly known as the “love handles,” the abdomen area, the thigh area, the submental area under the chin, around bra straps, back and underneath the buttocks. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for a substantial majority of our revenue for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

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

We have increased our headcount from 208 at January 1, 2013, to 559 at March 31, 2016, and plan to continue to hire additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

During the first quarter of 2016, we continued the implementation of our international tax structure which includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of the implementation, we anticipate in future years that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

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

We are investing in the research and development of new products and procedures based on our proprietary controlled cooling technology platform, such as for the treatment of cellulite, acne and certain related skin conditions. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting system that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new notification for 510(k) clearance, premarketing approval or foreign regulatory approvals. For example, we will be required to submit new 510(k) notification to expand our ability to market CoolSculpting for use on other areas of the body beyond the flanks, abdomen, thighs, submental area, around bra straps, back and underneath the buttocks and for the treatment of cellulite, acne and certain related skin conditions.

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

The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not cleared or approved by the FDA as reflected in the product's labeling. Our current FDA labeling only permits marketing CoolSculpting in the United States for use on the flanks, the abdomen, the thigh area, the submental fat area under the chin, around bra straps, back and underneath the buttocks and restricts us from promoting it for use on other parts of the body. The FDA does not regulate the practice of medicine however, and, we are aware that CoolSculpting is used by our customers on other parts of the body. If we are found to have inappropriately promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of March 31, 2016, our patent portfolio comprised 122 issued patents and 87 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to May 5, 2016, our stock has had low and high sales prices per share in the range from $3.20 to $38.49 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness in our risk assessment process, our disclosure controls and procedures were not effective as of December 31, 2015 and March 31, 2016. Although we have begun the steps necessary to remediate the material weakness, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weakness. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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
Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 16.34% of our outstanding common stock as of May 5, 2016. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	May 10, 2016	By:	/s/ Taylor Harris
Taylor Harris
Chief Financial Officer and Senior Vice President
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2	Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	Compensation Arrangement With Non-Employee Directors, dated July 22, 2015	X
10.2	Offer Letter, dated February 25, 2016, between Taylor Harris and ZELTIQ Aesthetics, Inc.	X
10.3	Patrick Williams severance and consulting agreement	X
10.4	Compensation arrangements with named executive officers		8-K	001-35318	Item 5.02
10.5	Amended and Restated Offer Letter, dated February 25, 2016, between Mark Foley and ZELTIQ Aesthetics, Inc.	X
10.6	Amended and Restated Offer Letter, dated February 25, 2016, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	X
10.7	Amended and Restated Offer Letter, dated February 25, 2016, between Sergio Garcia and ZELTIQ Aesthetics, Inc.	X
10.8	Amended and Restated Offer Letter, dated February 25, 2016, between Carl Lamm and ZELTIQ Aesthetics, Inc.	X
10.9	Amended and Restated Offer Letter, dated February 25, 2016, between Brad Hauser and ZELTIQ Aesthetics, Inc.	X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X