Form 10-Q
period 2016-06-30
Zeltiq Aesthetics Inc
filed 2016-08-09
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of August 4, 2016, there were 39,627,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,930	$35,710
Short-term investments	4,497	12,867
Accounts receivable, net	43,086	33,359
Inventory	28,103	28,095
Prepaid expenses and other current assets	11,135	11,771
Total current assets	133,751	121,802
Long-term investments	508	3,490
Restricted cash	844	452
Property and equipment, net	7,730	6,969
Intangible asset, net	4,767	5,092
Long-term deferred tax assets	38,636	40,475
Other assets	383	547
Total assets	$186,619	$178,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,780	$10,903
Accrued and other current liabilities	37,629	34,691
Deferred revenue	20,013	7,682
Current portion of capital lease obligations	127	124
Total current liabilities	71,549	53,400
Long-term deferred revenue	168	226
Long-term capital lease obligations, less current portion	74	138
Other non-current liabilities	858	761
Total liabilities	$72,649	$54,525
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at June 30, 2016, and December 31, 2015; 39,578,675 and 39,217,630 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	43	43
Additional paid-in capital	222,368	215,621
Accumulated other comprehensive loss	(3,943)	(1,636)
Accumulated deficit	(104,498)	(89,726)
Total stockholders’ equity	113,970	124,302
Total liabilities and stockholders’ equity	$186,619	$178,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$89,465	$64,431	$153,934	$115,989
Cost of revenue	27,521	18,116	45,750	32,494
Gross profit	61,944	46,315	108,184	83,495
Operating expenses:
Research and development	6,403	5,809	12,606	11,889
Sales and marketing	50,293	32,199	90,948	56,605
General and administrative	8,774	6,654	19,320	15,042
Total operating expenses	65,470	44,662	122,874	83,536
Income (loss) from operations	(3,526)	1,653	(14,690)	(41)
Interest income (expense), net	(20)	13	(56)	26
Other income (expense), net	1,409	(445)	2,055	(865)
Income (loss) before income taxes	(2,137)	1,221	(12,691)	(880)
Provision for income taxes	2,765	43	2,081	71
Net income (loss)	$(4,902)	$1,178	$(14,772)	$(951)
Basic net income (loss) per share:
Net income (loss) per share, basic	$(0.12)	$0.03	$(0.38)	$(0.02)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	39,493,665	38,649,873	39,391,259	38,517,817
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$(0.12)	$0.03	$(0.38)	$(0.02)
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	39,493,665	41,641,660	39,391,259	38,517,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(4,902)	$1,178	$(14,772)	$(951)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,964)	798	(2,329)	210
Changes in unrealized gains (losses) on available-for-sale securities	—	—	22	5
Other comprehensive income (loss), net of tax	(1,964)	798	(2,307)	215
Comprehensive income (loss)	$(6,866)	$1,976	$(17,079)	$(736)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,772)	$(951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,522	1,062
Stock-based compensation	8,822	7,233
Deferred income taxes	1,839	—
Amortization of investment premium, net	33	44
Provision for doubtful accounts receivable	231	158
Provision for excess and obsolete inventory	153	253
Loss on disposal and write-off of property and equipment	22	—
Gain on foreign currency exchange rates	(1,501)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,098)	(9,414)
Inventory	(521)	(2,994)
Prepaid expenses and other assets	702	707
Deferred revenue, net of deferred costs	12,336	2,645
Accounts payable, accrued and other liabilities	6,895	8,487
Net cash provided by operating activities	5,663	7,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(741)	(6,024)
Proceeds from sale of investments	8,683	—
Proceeds from maturity of investments	3,398	11,310
Purchase of property and equipment	(2,733)	(1,188)
Change in restricted cash	(421)	1
Net cash provided by investing activities	8,186	4,099
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(62)	(59)
Proceeds from issuance of common stock upon exercise of stock options and from employee stock purchase program	1,801	2,816
Tax payments related to shares withheld for vested restricted stock units	(3,871)	(5,599)
Tax effect of employee stock plans	—	17
Net cash used in financing activities	(2,132)	(2,825)
Effect of exchange rate changes on cash and cash equivalents	(497)	153
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,220	8,657
CASH AND CASH EQUIVALENTS—Beginning of period	35,710	28,649
CASH AND CASH EQUIVALENTS—End of period	$46,930	$37,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of ZELTIQ Aesthetics, Inc. (the "Company") are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The interim results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

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

Out of period adjustments

During the three months ended June 30, 2016, the Company recorded certain out-of-period correcting adjustments totaling $0.4 million to increase cost of revenue by $0.2 million, with a corresponding decrease to inventory, and to increase other operating expenses by $0.2 million, with a corresponding increase to other accruals, relating to prior periods. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the six months ended June 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

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

During the three months ended June 30, 2015, the Company recorded an out-of-period adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2013, 2014 and 2015, respectively. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the six months ended June 30, 2015 is not material to the current consolidated financial statements.

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

Concentration of Credit Risk

As of June 30, 2016, no individual customer accounted for more than 10% of accounts receivable. As of December 31, 2015, one individual customer, which is a large aesthetic chain, accounted for 10% of accounts receivable. During the three months ended June 30, 2016, one individual customer accounted for 12% of total revenue. During the six months ended June 30, 2016, no customer accounted for more than 10% of total revenue. During the three and six months ended June 30, 2015, one individual customer accounted for 17% and 14% of total revenue, respectively.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2016, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening accumulated deficit balance. The Company expects to adopt this guidance effective January 1, 2018, and is currently evaluating the two adoption methods as well as the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the impact of ASU 2016-11 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses." This ASU changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determine the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$2,762	$—	$—	$2,762
Short-term investments:
U.S. Agency securities	—	750	—	750
Corporate bonds	—	3,747	—	3,747
Long-term investments:
Corporate bonds	—	263	—	263
Certificates of deposit	245	—	—	245
Total	$3,007	$4,760	$—	$7,767

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$1,342	$—	$—	$1,342
Short-term investments:
U.S. Agency securities	—	1,549	—	1,549
U.S. Treasury	—	500	—	500
Corporate bonds	—	7,763	—	7,763
Commercial paper	—	500	—	500
Certificates of deposit	2,555	—	—	2,555
Long-term investments:
U.S. Agency securities	—	497	—	497
Corporate bonds	—	874	—	874
Certificates of deposit	2,119	—	—	2,119
Total	$6,016	$11,683	$—	$17,699

During the three and six months ended June 30, 2016 and 2015, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of June 30, 2016, and December 31, 2015.

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

3. Balance Sheet Components

Investments

The Company's short-term and long-term investments as of June 30, 2016 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$750	$—	$—	$750
U.S. Treasury	—	—	—	—
Corporate bonds	3,747	—	—	3,747
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Total	$4,497	$—	$—	$4,497

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$—	$—	$—	$—
Corporate bonds	263	—	—	263
Certificates of deposit	245	—	—	245
Total	$508	$—	$—	$508

The Company's short-term and long-term investments as of December 31, 2015 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,551	$—	$(2)	$1,549
U.S. Treasury	500	—	—	500
Corporate bonds	7,776	—	(13)	7,763
Commercial paper	500	—	—	500
Certificates of deposit	2,555	—	—	2,555
Total	$12,882	$—	$(15)	$12,867

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$499	$—	$(2)	$497
U.S. Treasury	—	—	—	—
Corporate bonds	878	—	(4)	874
Certificates of deposit	2,119	—	—	2,119
Total	$3,496	$—	$(6)	$3,490

For each of the three and six months ended June 30, 2016 and 2015, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2016, are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$4,497	$4,497
Due in one year to five years	508	508
	$5,005	$5,005

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

The components of inventory consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$8,091	$9,117
Finished goods	20,012	18,978
Total inventory	$28,103	$28,095

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	June 30, 2016	December 31, 2015
Lab equipment, tooling and molds	$3,943	$3,228
Computer software	2,503	2,019
Computer equipment	2,543	2,757
Leasehold improvements	1,929	1,670
Furniture and fixtures	1,134	950
Vehicles	35	35
Construction in progress	1,950	1,945
Total property and equipment	14,037	12,604
Less: Accumulated depreciation and amortization	(6,307)	(5,635)
Property and equipment, net	$7,730	$6,969

The table above includes property and equipment acquired under capital leases which totaled $0.4 million as of both June 30, 2016 and December 31, 2015.

Depreciation and amortization expense related to property and equipment was $0.6 million and $1.2 million for the three and six months ended June 30, 2016, respectively. Depreciation and amortization expense related to property and equipment was $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

Accrued and Other Current Liabilities

The following table shows the components of accrued liabilities (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and employee related expenses	$13,408	$14,887
Accrued marketing expenses	4,995	5,554
Accrued royalty	6,786	5,453
Sales and other taxes payable	3,853	3,703
Advance payments from customers	1,879	1,585
Accrued warranty	1,428	527
Accrued legal expenses	2,987	1,465
Other	2,293	1,517
Total accrued and other current liabilities	$37,629	$34,691

Deferred Revenue

The following table shows the components of deferred revenue, including long-term deferred revenue (in thousands):

	June 30, 2016		December 31, 2015
Deferred extended warranty revenue	$3,072		$2,902
Deferred training revenue	3,793		3,115
Deferred product revenue	13,316	*	1,891
Total deferred revenue	$20,181		$7,908

* A portion of the total balance consists of undelivered CoolAdvantage applicators that total $8.2 million as of June 30, 2016 and other deferrals that have not met the Company's revenue recognition policy.

Deferred Extended Warranty Revenue

The Company offers standard extended warranties which allows customers to receive service and support which extend beyond the contractual term of the product warranty. The Company recognizes these contracts over the life of the service period. Changes in the Company's deferred revenue, including long-term deferred revenue, related to extended warranties were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$2,901	$3,215	$2,902	$3,272
Extended warranties issued	1,215	1,073	2,219	1,806
Amortization	(1,044)	(903)	(2,049)	(1,693)
Balance at the end of the period	$3,072	$3,385	$3,072	$3,385

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

Changes in the Company's product warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$1,052	$440	$527	$569
Settlements of warranties	(248)	33	(473)	(67)
Provision	624	(134)	1,374	(163)
Balance at the end of the period	$1,428	$339	$1,428	$339

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

Intangible asset, net comprised the following (in thousands):

	June 30, 2016	December 31, 2015
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(3,283)	(2,958)
Intangible asset, net	$4,767	$5,092

Amortization expense of the intangible asset was $0.2 million for both the three months ended June 30, 2016 and 2015, and $0.3 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

The total estimated annual future amortization expense of this intangible asset as of June 30, 2016, is as follows (in thousands):

Fiscal Year
2016 (remaining 6 months)	$325
2017	650
2018	650
2019	650
2020	650
Thereafter	1,842
Total	$4,767

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, as the Company's exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012 and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico, effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a former principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who was a member of the Company's Board of Directors until our annual meeting of stockholders in June 2016, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by the Company under this distribution agreement was $0.4 million and $1.4 million for the three and six months ended June 30, 2016, respectively, compared to $0.3 million and $1.6 million for the three and six months ended June 30, 2015, respectively. The accounts receivable balance under this distribution agreement was zero and $1.7 million as of June 30, 2016 and December 31, 2015, respectively.

6. Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under non-cancellable operating leases with various expiration dates. In the three months ended June 30, 2016, the Company entered into an office lease for approximately 109,701 square feet in Pleasanton California which extends through August 2027 and a manufacturing facility in Galway, Ireland which extends through June 2022. The Company currently occupies a facility in Pleasanton, California, under a lease which extends through March 2019, a manufacturing facility in Dublin, California, under a lease which extends through May 2017, and a warehouse space in Livermore, California, under a lease which extends through May 2017. The Company also occupies office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, Seoul, South Korea, under a lease which extends through August 2016, Reston, Virginia, under a lease which extends through September 2021, and Galway, Ireland which extends through September 2016, as well as office space in London, United Kingdom and Taipei, Taiwan that are leased on a month to month basis. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

Future minimum lease payments under the non-cancellable operating leases as of June 30, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2016 (remaining 6 months)	$1,340
2017	3,845
2018	5,317
2019	5,188
2020	4,943
Thereafter	31,785
Total future minimum lease payments	$52,418

This compares to future minimum lease payments under the non-cancellable operating leases as of December 31, 2015, of $7.3 million.

Capital Lease Obligations

The Company has entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Property and equipment includes amounts under leases that have been capitalized as follows (dollars in thousands):

	Useful life (Years)	June 30, 2016	December 31, 2015
Computer equipment	3	$392	$382
Total capital leased equipment		392	382
Less: Accumulated depreciation and amortization		(212)	(149)
Capital leased equipment, net		$180	$233

Total amortization of assets acquired under capital leases was $32,000 and $0.1 million for the three and six months ended June 30, 2016, respectively, which is included in total depreciation and amortization expense.

Future minimum payments required under capital leases as of June 30, 2016, are as follows (dollars in thousands):

Year Ending December 31,	Amount

2016 (remaining 6 months)	$66
2017	141
Total future payments	$207

Less: Amount representing interest	6
Present value of future minimum payments	201
Less: Current portion	127
Long term portion	$74

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers of $5.0 million and $5.9 million at June 30, 2016 and December 31, 2015, respectively.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $0.3 million, including estimated interest and penalties, as of June 30, 2016, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Product Liability Contingencies

The Company has historically been and continues to be predominantly self-insured for any product liability losses related to its products. The Company obtains third-party insurance to limit its exposure to these claims, but this insurance is subject to a cap on reimbursement. Product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for reported claims and estimates for incurred, but not reported claims, to the extent that such losses can be reasonably estimated. The Company determines its accruals for probable product liability losses based on various factors, including historical claims and settlement experience. The total amount of self-insured product liability claims settled in the three and six months ended June 30, 2016 were $0.6 million and $1.5 million, respectively. The total amount of self-insured product liability claims settled in the three and six months ended June 30, 2015 were not material. The amount of reported and estimated incurred but not known self-insured product liability claims pending was $2.0 million as of June 30, 2016 and $1.1 million as of December 31, 2015, which is recorded as an accrual on the Company's condensed consolidated balance sheet and expected to be paid within one year.

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

Separation Agreements

On February 25, 2016, the Company's former Chief Financial Officer and the Company mutually agreed that the former Chief Financial Officer would cease to be an officer and employee of the Company which resulted in the Company incurring $0.3 million in termination benefits. In addition, stock-based compensation expense relating to the modifications of the former Chief Financial Officer's stock options and stock awards totaled $1.1 million, of which $0.7 million was recognized as stock-based compensation during the quarter ended March 31, 2016 and $0.4 million was recognized in the quarter ended June 30, 2016.

7. Stock-Based Compensation Expense

Share-Based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

Shares Available for Grant
Balance, December 31, 2015	3,517,305
Additional shares reserved	1,000,000
Options granted	(302,236)
Restricted stock units granted	(761,790)
Options canceled	7,509
Restricted stock units canceled	87,621
Restricted stock units withheld for tax	154,682
Balance, June 30, 2016	3,703,091

Stock Option Awards

A summary of the stock option activity is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2015	2,641,592	$6.47
Options granted	302,236	22.25
Options exercised	(29,167)	6.30
Options canceled	(7,509)	4.19
Balance, June 30, 2016	2,907,152	$8.47

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	1,312,651	$19.09
Restricted stock units granted	761,790	25.25
Restricted stock units vested	(419,703)	14.68
Restricted stock units canceled	(87,621)	21.44
Balance, June 30, 2016	1,567,117	$23.14

During the three and six months ended June 30, 2016, 111,069 and 419,703 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and six months ended June 30, 2016, the Company withheld 42,136 and 154,682 shares, respectively, based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligations for the applicable income and other employment taxes. During the three and six months ended June 30, 2015, 101,407 and 431,608 shares vested, respectively, subject to previously granted restricted stock units. A majority of these vested restricted stock units were net share settled. During the three and six months ended June 30, 2015, the Company withheld 41,832 and 174,867 shares, respectively, based upon the

Company's closing stock price on the vesting date to settle the employee's minimum statutory obligation for the applicable income and other employment taxes.

Subsequently, the Company remitted cash to the appropriate taxing authorities. Total payments for employee's tax obligations to the relevant taxing authorities was $1.2 million and $3.9 million for the three and six months ended June 30, 2016, respectively. Total payments for employees' tax obligations to the relevant taxing authorities was $1.3 million and $5.6 million for the three and six months ended June 30, 2015, respectively. The payments were for taxes related to the net share settlements of restricted stock units.

Stock-Based Compensation Expense

Stock-based compensation related to all of the Company's stock-based awards and employee stock purchases was recorded as an expense or a reduction to revenue and categorized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$56	$68	$56	$148
Cost of revenue	258	149	490	283
Research and development	507	392	1,008	742
Sales and marketing	1,820	1,345	3,203	2,896
General and administrative	1,979	1,129	4,065	3,164
Total stock-based compensation	$4,620	$3,083	$8,822	$7,233

As of June 30, 2016, the total unrecognized compensation costs related to outstanding stock options, awards and employee stock purchases was $30.8 million, which is expected to be recognized using the straight-line attribution method over 3.70 years.

Performance-Based Awards

From time to time, the Company will issue performance-based stock options and restricted stock units to senior executives.  During both the six months ended June 30, 2016 and 2015, the Company granted 40,000 performance-based restricted stock units to a senior executive, which was accounted for as an equity award. The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted. The performance criteria are specific to the roles of each of the executives and are set by the Compensation Committee of the Board of Directors. The performance-based restricted stock units have no dividend or voting rights during the performance period. Each of the performance-based restricted stock units represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the grant date fair value of the award. Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense includes charges related to performance-based stock options and restricted stock units granted to certain executives. Stock-based compensation expense related to these stock options and restricted stock units was $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, compared to $0.5 million and $2.0 million for the three and six months ended June 30, 2015, respectively.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term	N/A	N/A	4.80 years	4.80 years
Expected volatility	N/A	N/A	63%	63%
Risk-free interest rate	N/A	N/A	1.21%	1.29%
Expected dividend yield	N/A	N/A	—%	—%

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

No stock options were granted in either of the three months ended June 30, 2016 or June 30, 2015. During the six months ended June 30, 2016, the Company granted 302,236 stock options to employees with a weighted-average grant date fair value of $22.25 per share. During the six months ended June 30, 2015, the Company granted 45,622 stock options to employees with a weighted-average grant date fair value of $18.19 per share, respectively.

During the three and six months ended June 30, 2016, the Company granted 382,221 and 761,790 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $27.71 and $25.25 per share, respectively. During the three and six months ended June 30, 2015, the Company granted 65,215 and 418,972 restricted stock units, respectively, to employees with a weighted-average grant date fair value of $29.42 and $31.56 per share.

During the six months ended June 30, 2016, employees purchased 66,857 shares under the Company's employee stock purchase plan, or ESPP, at a weighted average exercise price of $24.19. As of June 30, 2016, the unrecognized compensation cost related to the ESPP was $0.5 million, which will be recognized using the straight-line attribution method over 0.4 years.

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date using the Black-Scholes option pricing model. During the three and six months ended June 30, 2016, the Company granted stock-based awards to a non-employee that vest over one year. Stock-based compensation expense related to non-employee grants was $0.1 million for both the three and six months ended June 30, 2016, of which $0.1 million relates to an arrangement with a non-employee customer and has been recorded as a reduction of revenue for both the three and six months ended June 30, 2016, in the condensed consolidated statements of operations. Stock-based compensation expense for non-employees was $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively.

8. Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized stock compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net income (loss) (in thousands)	$(4,902)	$1,178	$(14,772)	$(951)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	39,493,665	38,649,873	39,391,259	38,517,817
Dilutive effect of incremental shares and share equivalents	—	2,991,787	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	39,493,665	41,641,660	39,391,259	38,517,817
Net income (loss) per share:
Net income (loss) per share, basic	$(0.12)	$0.03	$(0.38)	$(0.02)
Net income (loss) per share, diluted	$(0.12)	$0.03	$(0.38)	$(0.02)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common stock	347,848	45,622	2,907,152	2,958,922
Restricted stock units	98,586	116,035	1,567,117	1,419,718
Common stock issuable pursuant to the ESPP	—	—	—	722
Total	446,434	161,657	4,474,269	4,379,362

9. Income Taxes

The Company recorded income tax expense of $2.8 million and $2.1 million for the three and six months ended June 30, 2016, respectively, compared to income tax expense of $43,000 and $71,000 for the three and six months ended June 30, 2015, respectively. The income tax expense for the three and six months ended June 30, 2016 and 2015 reflects the mixture and distribution of pre-tax income in the Company's operating jurisdictions. The Company continues to maintain a valuation allowance on its deferred tax assets relating to its California research and development credit.

The Company generated pre-tax year-to-date ordinary losses in its zero-rate jurisdiction, and the Company has elected to exclude these pre-tax year-to-date ordinary losses from its zero-rate jurisdiction from its estimated effective tax rate computations. The exclusion is based on the notion that a loss in a zero-rate jurisdiction ultimately will not provide the Company a tax benefit.

At June 30, 2016, the Company had $3.1 million of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

During the fourth quarter of the year ended December 31, 2015, the Company released its valuation allowance against U.S. federal and state deferred tax assets, with the exception of the California research and development credit carryforwards.  Based upon the evaluation of positive and negative evidence supporting the realizability of deferred tax assets as of the quarter ended June 30, 2016, there remains sufficient positive evidence to support the realization of U.S. federal and state deferred tax assets, with the exception of California research and development credit carryforwards.

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal and state jurisdictions, Ireland and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of June 30, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

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

The Company’s revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
North America	$74,014	$51,436	$125,483	$86,665
International	15,451	12,995	28,451	29,324
Total	$89,465	$64,431	$153,934	$115,989

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $71.6 million and $122.9 million for the three and six months ended June 30, 2016, respectively, compared to $46.4 million and $79.5 million for the three and six months ended June 30, 2015, respectively.

The following table sets forth revenue by product expressed as dollar amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
System revenue	$39,449	$32,047	$64,138	$58,203
Consumable revenue	50,016	32,384	89,796	57,786
Total	$89,465	$64,431	$153,934	$115,989

As of June 30, 2016 and December 31, 2015, property and equipment, net, by geographical area are presented below (in thousands):

	June 30,	December 31,
	2016	2015
U.S.	$5,873	$6,691
Ireland	1,589	—
Other	268	278
Total	$7,730	$6,969

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

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue primarily from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolAdvantage applicator in June 2016, we currently offer seven CoolSculpting applicators for use with our CoolSculpting system.

We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. In September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. Most recently, in April 2016, the FDA cleared CoolSculpting for the reduction of fat around bra straps, on the back and underneath the buttocks. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to other areas on the body. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen, thighs submental area under the chin, around bra straps, back and underneath the buttocks. In addition to the applicators that we include in our current system bundle, we recently launched a new family of applicators called CoolAdvantage. These applicators reduce treatment time by nearly half compared to our existing applicators due to lower temperatures. In June 2016, we released our first applicator from this family, which features an adaptable 3-in-1 configuration and enhanced cup design. Additionally, in the fourth quarter of 2016 we expect to launch the second applicator from this family, which will address larger fat bulges.

In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 17% and 18% of our total revenue for the three and six months ended June 30, 2016, respectively, compared to 20% and 25% of our total revenue for the three and six months ended June 30, 2015, respectively.

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

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $89.5 million and $153.9 million for the three and six months ended June 30, 2016, respectively, compared to $64.4 million and $116.0 million for the three and six months ended June 30, 2015, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 44% and 42% of our total revenue for the three and six months ended June 30, 2016, respectively, compared to 50% of our total revenue for both the three and six months ended June 30, 2015. Our worldwide installed base grew by 34% from 3,910 units as of June 30, 2015, to 5,252 units as of June 30, 2016.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth and CoolMini procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 56% and 58% of our total revenue for the three and six months ended June 30, 2016, respectively, compared to 50% of our total revenue for both the three and six months ended June 30, 2015. We shipped 370,122 and 677,540 CoolSculpting revenue cycles to our customers during the three and six months ended June 30, 2016, respectively, compared to 252,642 and 459,929 CoolSculpting revenue cycles during the three and six months ended June 30, 2015, respectively.

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

Out of period adjustments.

During the three months ended June 30, 2016, the Company recorded certain out-of-period correcting adjustments totaling $0.4 million to increase cost of revenue by $0.2 million, with a corresponding decrease to inventory, and to increase other operating expenses by $0.2 million, with a corresponding increase to other accruals, relating to prior periods. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the six months ended June 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

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

During the three months ended June 30, 2015, we recorded an out-of-period adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2013, 2014 and 2015, respectively. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the six months ended June 30, 2015 is not material to the current consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our critical accounting policies have not changed during the six months ended June 30, 2016. Furthermore, the preparation of our consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

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

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Revenue	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
System revenue	$39,449	$32,047	$7,402	23%	$64,138	$58,203	$5,935	10%
Consumable revenue	50,016	32,384	17,632	54%	89,796	57,786	32,010	55%
Total revenue	$89,465	$64,431	$25,034	39%	$153,934	$115,989	$37,945	33%

Overall, we experienced an increase in revenue primarily as a result of our national direct-to-consumer advertising campaign, the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems.

System revenue. We experienced incremental growth in system revenue for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Overall, we placed 364 and 620 systems in the three and six months ended June 30, 2016, respectively, as compared to 387 and 734 systems in the three and six months ended June 30, 2015, respectively. The majority of this decline is attributable to a single customer, which purchased 80 and 160 systems in the three and six months ended June 30, 2015, respectively. The decrease in system sales was offset by an increase in add-on applicator revenue. We continue to experience significant sales of add-on applicators to existing customers, driven by our CoolMini and CoolAdvantage applicators which we launched in April 2015 and June 2016, respectively. We recognized add-on applicator revenue of $8.4 million and $11.8 million in the three and six months ended June 30, 2016, respectively, related primarily to our CoolAdvantage applicator which totaled $5.6 million in the three months ended June 30, 2016 and the CoolMini applicator which totaled $2.1 million and $5.0 million in the three and six months ended June 30, 2016. In the three and six months ended June 30, 2015 our add-on revenue, related primarily to sales of our CoolSmooth PRO applicator which launched in April 2015, totaled $1.8 million and $2.5 million, respectively. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our national direct-to-consumer advertising campaign and targeted marketing programs in the three and six months ended June 30, 2016, as compared to the same periods in 2015, offset by certain rebate programs with our international distributors. There were no significant changes in average selling price for our consumable procedures packs in the three and six months ended June 30, 2016 as compared to the same periods in 2015. Our average selling price is influenced by procedure type mix as well as region and customer type.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue	$27,521	$18,116	$9,405	52%	$45,750	$32,494	$13,256	41%
% of total revenue	31%	28%			30%	28%
Gross profit	$61,944	$46,315	$15,629	34%	$108,184	$83,495	$24,689	30%
Gross profit %	69%	72%			70%	72%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The gross profit as a percentage of revenue for the three and six months ended June 30, 2016 decreased compared to the same period in 2015 and was unfavorably impacted by sales of our CoolMini and CoolAdvantage applicators which currently carry a higher cost than the other applicators we offer, a higher number of applicators sold with each system, and an increase in warranty related expense. However, this impact was offset in part by increased sales volumes on a fixed base of overhead costs as well as a change in overall revenue mix that resulted in a shift of revenue to consumables, which carry a higher standard margin.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating expenses
Research and development	$6,403	$5,809	$594	10%	$12,606	$11,889	$717	6%
% of total revenue	7%	9%			8%	10%
Sales and marketing	$50,293	$32,199	$18,094	56%	$90,948	$56,605	$34,343	61%
% of total revenue	56%	50%			59%	49%
General and administrative	$8,774	$6,654	$2,120	32%	$19,320	$15,042	$4,278	28%
% of total revenue	10%	10%			13%	13%
Total operating expenses	$65,470	$44,662	$20,808	47%	$122,874	$83,536	$39,338	47%

Research and development. Research and development expenses increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due to an increase in materials, operations and clinical costs of $0.3 million and $0.1 million for the three and six months ended June 30, 2016, respectively, as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications including our recently announced CoolAdvantage line of applicators. Stock-based compensation expense also increased by $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, attributed to grants to existing and new employees and due to an increase in stock price. We also experienced an increase in payroll related costs of $45,000 and $0.1 million, respectively, attributed to higher headcount.

Sales and marketing. Sales and marketing expenses increased for the three and six months ended June 30, 2016, as compared to the same period of 2015, primarily due to the launch of our national direct-to-consumer advertising campaign, which along with other sales and marketing initiatives increased sales and marketing expense by $7.7 million and $16.9 million, respectively. As we continued to expand into new and existing markets, we experienced a significant increase in headcount attributable to our sales force, which increased by approximately 44%. This growth in headcount resulted in an increase in payroll related costs of $6.9 million and $10.6 million for the three and six months ended June 30, 2016, respectively, which includes an increase in variable compensation primarily resulting from revenue growth. Stock-based compensation expense also increased by $0.5 million and $0.3 million for the three and six months ended June 30, 2016, respectively, attributed to grants to existing and new employees, including certain performance-based award grants, and due to an increase in stock price. Travel and related expenses increased by $0.6 million and $1.5 million for the three and six months ended June 30, 2016, respectively, associated with sales efforts in the normal course of business as well as the training of new and existing members of our sales force. In addition, we also incur expenses related to cooperative marketing arrangements and customer incentive programs, which allows our customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. The expense incurred with respect to these programs is dependent on both the number of qualifying customers as well as the amount of advertising expenditures by our customers that is determined to be reimbursable. The expense for these cooperative marketing arrangements included in our customer incentive programs increased by $1.0 million and $1.7 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to an increase in our customer base.

General and administrative. General and administrative expenses increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to an increase in payroll related costs of $0.8 million and $2.0 million for the three and six months ended June 30, 2016, respectively, resulting from higher headcount in certain functions to support growth in our business. Stock-based compensation expense also increased by $0.9 million for both the three and six months ended June 30, 2016, respectively, attributed to grants to existing and new employees and due to an increase in stock price, as well as the expense related to certain performance-based awards for which all release criteria were achieved. Additionally, professional services fees increased by $0.2 million and $0.8 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, associated with the growth of our business.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income (expense), net	$(20)	$13	$(33)	(254)%	$(56)	$26	$(82)	(315)%
% of total revenue	—%	—%			—%	—%
Other income (expense), net	$1,409	$(445)	$1,854	(417)%	$2,055	$(865)	$2,920	(338)%
% of total revenue	2%	(1)%			1%	(1)%

Interest income (expense), net. For the three and six months ended June 30, 2016, we incurred interest expense from sales tax filings offset by a decrease in interest income attributable to a decline in the average balance of our investments. For the three and six months ended 2015, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors.

Other income (expense), net. The change in other income (expense), net for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was primarily the result of foreign exchange net gains of $1.4 million and $2.2 million, respectively, compared to net losses of $0.4 million and $0.8 million, respectively, for the corresponding periods on 2015. In both the three and six months ended June 30, 2016, the foreign exchange gain was primarily driven by favorable exchange gains resulting from the remeasurement of currencies and liabilities denominated in currencies other than the functional currencies.

Income Taxes. The Company recorded income tax expense of $2.8 million and $2.1 million for the three and six months ended June 30, 2016, respectively. We continue to apply a valuation allowance against our California research and development credit deferred tax assets based on the fact that we have concluded that such amounts are unlikely to be realized in future periods. The income tax expense for the three and six months ended June 30, 2016 and 2015 reflects the mixture and distribution of pre-tax income in our operating jurisdictions.

During the first half of 2016, we continued the implementation of our international tax structure which includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of the implementation, we anticipate that sometime in the future our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

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

The following table summarizes our cash and cash equivalents, short-term and long-term investments, and working capital as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$46,930	$35,710
Short-term investments	4,497	12,867
Long-term investments	508	3,490
Total	$51,935	$52,067
Working capital	$62,202	$68,402

Summary Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$5,663	$7,230
Net cash provided by investing activities	8,186	4,099
Net cash used in financing activities	(2,132)	(2,825)
Effect of exchange rate changes on cash and cash equivalents	(497)	153
Net increase in cash and cash equivalents	$11,220	$8,657

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Operating activities. Net cash provided by operating activities was $5.7 million during the six months ended June 30, 2016, and consisted of net loss of $14.8 million and non-cash items of $11.1 million, offset by a net change in operating assets and liabilities of $9.3 million. Non-cash items for the six months ended June 30, 2016, consisted primarily of a stock-based compensation expense of $8.8 million and depreciation and amortization expense of $1.5 million. The significant items in the change in operating assets and liabilities include an increase of $12.3 million in deferred revenue, an increase in accounts payable, accrued and other liabilities of $6.9 million and a decrease in prepaid expenses and other assets of $0.7 million. These were offset in part by cash used resulting from an increase in accounts receivable of $10.1 million and an increase in inventory of $0.5 million. The increase in deferred revenue is primarily a result of revenue deferrals relating to CoolAdvantage applicators, extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferrals for customer attendance of CoolSculpting University that has not yet occurred. The increase in accounts payable was mainly due to inventory purchases relating to our launches of the CoolAdvantage and CoolAdvantage Plus applicators, as well as in contemplation of future demand and sales levels as well as for advertising and marketing spend in support of our recently launched direct to consumer marketing campaign. The increase in accrued and other non-current liabilities was driven by the increase accrued royalties due to the increase in sales, the increase in advanced payments from customers due to the timing of payment receipt and related shipment, the increase of accrued warranty expenses and the increase in accrued legal expenses as we continue to enforce our IP domestically and overseas. Furthermore, the decrease in prepaids and other assets was primarily due to our decrease in direct to consumer advertising. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. We experienced an increase in inventory due to our launch of our CoolAdvantage applicator in the second quarter of 2016 and CoolAdvantage Plus applicator which we expect to launch in the fourth quarter of 2016.

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

Investing activities. Net cash provided by investing activities was $8.2 million for the six months ended June 30, 2016, as compared to net cash provided by investing activities of $4.1 million during the same period in 2015. During the six months ended June 30, 2016, we received proceeds from the sale and maturity, net of purchases, of $11.3 million of short-term and long-term investments. During the six months ended June 30, 2015, we received proceeds from the sale and maturity, net of purchases, of $5.3 million of short-term and long-term investments. Purchases of property and equipment amounted to $2.7 million for the six months ended June 30, 2016, primarily as result of purchases of manufacturing equipment, furniture and fixtures to support the growth and expansion of our business and related facilities. Purchases of property and equipment amounted to $1.2 million for the six months ended June 30, 2015.

Financing activities. Net cash used in financing activities during the six months ended June 30, 2016, of $2.1 million consisted of tax payments related to shares withheld for vested restricted stock units of $3.9 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options and issuance of ESPP shares of $1.8 million. Net cash used in financing activities during the six months ended June 30, 2015, of $2.8 million consisted of tax payments related to shares withheld for vested restricted stock units of $5.6 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options and issuance of ESPP shares of $2.8 million.

Our cash, cash equivalents and investments decreased slightly from $52.1 million as of December 31, 2015, to $51.9 million as of June 30, 2016. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Our fixed contractual obligations and commitments were $57.6 million and $13.5 million at June 30, 2016, and December 31, 2015, respectively.

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

Operating Lease Obligations

We recently renewed and extended certain of our leases, and as a result our leases now have lease terms that expire at various dates through August 2027. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Rent expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

Future minimum lease payments under the non-cancellable operating leases as of June 30, 2016, are as follows (in thousands):

Year Ending December 31,	Amount

2016 (remaining 6 months)	1,340
2017	3,845
2018	5,317
2019	5,188
2020	4,943
Thereafter	31,785
Total future minimum lease payments	$52,418

This compares to future minimum lease payments under the non-cancellable operating leases as of December 31, 2015, of $7.3 million.

Capital Lease Obligations

We have entered into certain capital lease obligations to purchase equipment for operations which include a bargain purchase option. The underlying assets and related depreciation are included in the appropriate property and equipment category and related accumulated depreciation account.

Future minimum payments required under capital leases as of June 30, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2016 (remaining 6 months)	$66
2017	141
Total future payments	$207

Less: Amount representing interest	6
Present value of future minimum payments	201
Less: Current portion	127
Long term portion	$74

Purchase Commitments

We had non-cancellable purchase obligations to contract manufacturers and suppliers for $5.0 million and $5.9 million at June 30, 2016, and December 31, 2015, respectively.

Unrecognized Tax Benefits

Our gross liability for unrecognized tax benefits totaled $0.3 million, including estimated interest and penalties, as of June 30, 2016, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

Product Warranty

The estimated product warranty accrual was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$1,052	$440	$527	$569
Settlements of warranties	(248)	33	(473)	(67)
Provision	624	(134)	1,374	(163)
Balance at the end of the period	$1,428	$339	$1,428	$339

Separation Agreements

On February 25, 2016, we and our former Chief Financial Officer mutually agreed that our former Chief Financial Officer would cease to be an officer and employee of our Company. We incurred $0.3 million in termination benefits related costs. In addition, stock-based compensation expense relating to the modifications of the former Chief Financial Officer's stock options and stock awards totaled $1.1 million, of which $0.7 million was recognized as stock-based compensation during the quarter ended March 31, 2016 and $0.4 million was recognized in the quarter ending June 30, 2016.

Related Party Transactions

Brazilian Distribution Agreement

We entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries, or ADVANCE, dated March 18, 2011, as our exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012, and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of our products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a former principal stockholder of ZELTIQ, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who was a member of our Board of Directors until our annual meeting of stockholders in June 2016, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by us under this distribution agreement was $0.4 million and $1.4 million for the three and six months ended June 30, 2016, respectively, compared to $0.3 million and $1.6 million for the three and six months ended June 30, 2015, respectively. The accounts receivable balance under this distribution agreement was zero and $1.7 million as of June 30, 2016, and December 31, 2015, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The objective of this update is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. We expect to adopt this guidance effective January 1, 2018, and we are currently evaluating the two adoption methods as well as the impact this new guidance will have on our consolidated financial statements and related disclosures.

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

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. We are currently assessing the impact of ASU 2016-11 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses." This ASU changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. We are in the process of determine the effects the adoption will have on our consolidated financial statements as well as whether to adopt the new guidance early.

Off-balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. Our market risks have not materially changed during the six months ended June 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as of June 30, 2016.

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

Plan for Remediation of Material Weakness

We are in the process of improving our internal controls to remediate this material weakness. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. During the year ended June 30, 2016, we implemented the following changes to our internal control over financial reporting:

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

•	Management engaged an outside accounting firm to review and improve our financial close process.

Management will take additional measures to address the material weakness described above.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We outsource the manufacturing of key components of our consumable procedure packs to third-party contract manufacturers.

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

We have increased our headcount from 208 at January 1, 2013, to 625 at June 30, 2016, and plan to continue to hire additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

During the second quarter of 2016, we continued the implementation of our international tax structure which includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of the implementation, we anticipate in future years that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

Regulations related to conflict minerals could adversely impact our business.

Regulations promulgated by the United States Security and Exchange Commission, or SEC, prescribe annual disclosure and reporting requirements for public companies that use tin, tantalum, tungsten and gold, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries, referred to as Covered Countries, in their products. These disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals. We have determined that we use at least one of these conflict minerals in the manufacture of our CoolSculpting system, and so we are subject to these reporting requirements. We filed our most recent conflict minerals report on May 31, 2016, reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There are and will continue to be costs associated with complying with these disclosure requirements. Further, these disclosure requirements could adversely affect the sourcing, supply and pricing of materials used in our CoolSculpting system and related consumables. In addition, our inability to conclude that we use conflict free minerals may damage our reputation. If we determine it is necessary to redesign our CoolSculpting system and/or related consumables to enable us to confirm that we do not use conflict minerals, we would incur costs associated with doing so.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of June 30, 2016, our patent portfolio comprised 141 issued patents and 86 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to August 4, 2016, our stock has had low and high sales prices per share in the range from $3.20 to $38.49 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness in our risk assessment process, our disclosure controls and procedures were not effective as of December 31, 2015 and June 30, 2016. Although we have begun the steps necessary to remediate the material weakness, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weakness. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 12% of our outstanding common stock as of August 4, 2016. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	August 8, 2016	By:	/s/ Taylor C. Harris
Taylor C. Harris
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
10.1
Agreement, dated April 28, 2016, between ZELTIQ Ireland Unlimited Company, Seamus Desmond and Denis O'Callaghan, and Zenimax Online Ireland Limited, relating to the assignment of a lease from Seamus Desmond and Denis O'Callaghan to ZELTIQ Ireland Unlimited Company.
X
10.2	Agreement, dated May 10, 2016, between ZELTIQ Aesthetics, Inc. and SFI Pleasanton, LLC, relating to office space in Pleasanton, California.	X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X