Form 10-Q
period 2016-09-30
Zeltiq Aesthetics Inc
filed 2016-11-09
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
4410 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices and Zip Code)
(925) 474-2500
(Registrant’s telephone number, including area code)

None
(Former name, former address and formal fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
As of November 4, 2016, there were 39,977,041 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ZELTIQ Aesthetics, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZELTIQ Aesthetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,369	$35,710
Short-term investments	2,460	12,867
Accounts receivable, net	40,348	33,359
Inventory	32,246	28,095
Prepaid expenses and other current assets	10,286	11,771
Total current assets	145,709	121,802
Long-term investments	2,217	3,490
Restricted cash	836	452
Property and equipment, net	9,637	6,969
Intangible asset, net	4,605	5,092
Long-term deferred tax assets	32,243	40,475
Other assets	310	547
Total assets	$195,557	$178,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,947	$10,903
Deferred revenue	18,708	7,682
Accrued and other current liabilities	36,769	34,815
Total current liabilities	72,424	53,400
Long-term deferred revenue	142	226
Other non-current liabilities	1,015	899
Total liabilities	$73,581	$54,525
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at September 30, 2016, and December 31, 2015; 39,918,987 and 39,217,630 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	43	43
Additional paid-in capital	225,866	215,621
Accumulated other comprehensive loss	(4,624)	(1,636)
Accumulated deficit	(99,309)	(89,726)
Total stockholders’ equity	121,976	124,302
Total liabilities and stockholders’ equity	$195,557	$178,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$95,157	$61,202	$249,091	$177,191
Cost of revenue	28,407	16,041	74,161	48,535
Gross profit	66,750	45,161	174,930	128,656
Operating expenses:
Research and development	6,488	5,464	19,096	17,352
Sales and marketing	40,336	30,647	131,330	87,253
General and administrative	8,270	7,115	27,538	22,156
Total operating expenses	55,094	43,226	177,964	126,761
Income (loss) from operations	11,656	1,935	(3,034)	1,895
Interest income (expense), net	7	13	(49)	40
Other income (expense), net	498	359	2,553	(508)
Income (loss) before income taxes	12,161	2,307	(530)	1,427
Provision for income taxes	6,972	160	9,053	231
Net income (loss)	$5,189	$2,147	$(9,583)	$1,196
Basic net income (loss) per share:
Net income (loss) per share, basic	$0.13	$0.06	$(0.24)	$0.03
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	39,745,125	38,881,183	39,510,075	38,640,269
Diluted net income (loss) per share:
Net income (loss) per share, diluted	$0.12	$0.05	$(0.24)	$0.03
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	41,592,568	40,860,593	39,510,075	40,724,261
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$5,189	$2,147	$(9,583)	$1,196
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(680)	(661)	(3,009)	(451)
Changes in unrealized gains (losses) on available-for-sale securities	(1)	2	21	7
Other comprehensive loss, net of tax	(681)	(659)	(2,988)	(444)
Comprehensive income (loss)	$4,508	$1,488	$(12,571)	$752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,583)	$1,196
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,468	1,712
Stock-based compensation	12,805	10,261
Deferred income taxes	8,232	—
Amortization of investment premium, net	30	63
Provision for (reduction in) doubtful accounts receivable	(242)	270
Provision for excess and obsolete inventory	1,314	403
Loss on disposal and write-off of property and equipment	174	—
Gain on foreign currency exchange rates	(2,005)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,925)	(11,773)
Inventory	(5,928)	(13,698)
Prepaid expenses and other assets	1,617	(1,794)
Deferred revenue, net of deferred costs	11,002	1,681
Accounts payable, accrued and other liabilities	8,472	17,573
Net cash provided by operating activities	21,431	5,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(2,963)	(12,079)
Proceeds from sale of investments	8,683	—
Proceeds from maturity of investments	5,950	18,260
Purchase of property and equipment	(4,970)	(2,332)
Change in restricted cash	(421)	94
Net cash provided by investing activities	6,279	3,943
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(93)	(89)
Proceeds from issuance of common stock upon exercise of stock options and from employee stock purchase program	2,935	4,136
Tax payments related to shares withheld for vested restricted stock units	(5,271)	(6,577)
Tax effect of employee stock plans	(29)	26
Net cash used in financing activities	(2,458)	(2,504)
Effect of exchange rate changes on cash and cash equivalents	(593)	(364)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,659	6,969
CASH AND CASH EQUIVALENTS—Beginning of period	35,710	28,649
CASH AND CASH EQUIVALENTS—End of period	$60,369	$35,618
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ZELTIQ Aesthetics, Inc. (the "Company") have been prepared and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and nine months ended September 30, 2016 and 2015, our comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, our financial position as of September 30, 2016 and our cash flows for the nine months ended September 30, 2016 and 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the December 31, 2015 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period, and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts in the prior year's condensed consolidated balance sheet have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported condensed consolidated statements of cash flows or statements of operations.

Out-of-period adjustments

During the three months ended September 30, 2016, the Company recorded certain out-of-period correcting adjustments totaling $0.5 million to increase cost of revenue by $0.3 million, with a corresponding decrease to inventory, and to increase other operating expenses by $0.2 million, with a corresponding increase to other accruals, relating to prior periods, primarily the year ended December 31, 2015. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the three months ended September 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

During the three months ended June 30, 2016, the Company recorded certain out-of-period correcting adjustments totaling $0.4 million to increase cost of revenue by $0.2 million, with a corresponding decrease to inventory, and to increase other operating expenses by $0.2 million, with a corresponding increase to other accruals, relating to prior periods. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

During the three months ended March 31, 2016, the Company recorded certain out-of-period correcting adjustments totaling $0.2 million to increase cost of revenue by $0.4 million, with a corresponding increase to warranty accrual, and to reduce other operating expenses by $0.2 million, with a corresponding decrease to other accruals, relating to prior periods. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

During the three months ended June 30, 2015, the Company recorded an out-of-period adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2013, 2014 and 2015, respectively. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2015 is not material to those condensed consolidated financial statements.

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

Concentration of Credit Risk

As of September 30, 2016, no individual customer accounted for more than 10% of accounts receivable. As of December 31, 2015, one individual customer, which is a large aesthetic chain, accounted for 10% of accounts receivable. During the three and nine months ended September 30, 2016, no customer accounted for more than 10% of total revenue (A). During the three months ended September 30, 2015, no customer accounted for more than 10% of total revenue. During the nine months ended September 30, 2015, one individual customer accounted for 12% of total revenue.

(A) The Company incorrectly reported, on Form 10-Q for the period ended June 30, 2016, that one customer accounted for 12% of total revenue during the three months ended June 30, 2016 when no customers accounted for 10% or more of revenue during the period. This error in disclosure had no impact on previously reported revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The objective of the updated guidance is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening accumulated deficit balance. The Company expects to adopt this guidance in the first quarter of 2018, and is currently evaluating the two adoption methods as well as the impact this new guidance will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance is not expected to have an impact on the Company's consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11 to amend ASC Topic 330, Inventory (Topic 330) to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance is effective for annual periods beginning on or after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. This guidance will be effective for the Company in the first quarter of 2017. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. This ASU will be effective for the Company in the first quarter of 2017. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). The update rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. The amendments in ASU 2016-11, as applicable to the Company, related to Topic 605 are effective after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of this new guidance on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determine the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim periods within those fiscal years. This guidance will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$3,106	$—	$—	$3,106
Short-term investments:
U.S. Treasury	—	250	—	250
Corporate bonds	—	2,210	—	2,210
Long-term investments:
U.S. Treasury	—	501	—	501
Certificates of deposit	1,716	—	—	1,716
Total	$4,822	$2,961	$—	$7,783

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$1,342	$—	$—	$1,342
Short-term investments:
U.S. Agency securities	—	1,549	—	1,549
U.S. Treasury	—	500	—	500
Corporate bonds	—	7,763	—	7,763
Commercial paper	—	500	—	500
Certificates of deposit	2,555	—	—	2,555
Long-term investments:
U.S. Agency securities	—	497	—	497
Corporate bonds	—	874	—	874
Certificates of deposit	2,119	—	—	2,119
Total	$6,016	$11,683	$—	$17,699

During the three and nine months ended September 30, 2016 and 2015, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of September 30, 2016 or December 31, 2015.

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

3. Balance Sheet and Statement of Operations Information

Investments

Short-term and long-term investments as of September 30, 2016 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$250	$—	$—	$250
Corporate bonds	2,210	—	—	2,210
Total	$2,460	$—	$—	$2,460

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$501	$—	$—	$501
Certificates of deposit	1,716	—	—	1,716
Total	$2,217	$—	$—	$2,217

Short-term and long-term investments as of December 31, 2015 are as follows (in thousands):

Short-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,551	$—	$(2)	$1,549
U.S. Treasury	500	—	—	500
Corporate bonds	7,776	—	(13)	7,763
Commercial paper	500	—	—	500
Certificates of deposit	2,555	—	—	2,555
Total	$12,882	$—	$(15)	$12,867

Long-term
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$499	$—	$(2)	$497
Corporate bonds	878	—	(4)	874
Certificates of deposit	2,119	—	—	2,119
Total	$3,496	$—	$(6)	$3,490

For each of the three and nine months ended September 30, 2016 and 2015, gains or losses realized on the sale of investments were not material.

Contractual maturities of short-term and long-term investments as of September 30, 2016, are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$2,460	$2,460
Due in one year to five years	2,217	2,217
	$4,677	$4,677

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

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$9,503	$9,117
Finished goods	22,743	18,978
Total inventory	$32,246	$28,095

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Lab equipment, tooling and molds	$6,006	$3,228
Computer software and equipment	5,251	4,776
Leasehold improvements	2,937	1,670
Furniture and fixtures and other	1,229	985
Construction in progress	1,284	1,945
Total property and equipment	16,707	12,604
Less: Accumulated depreciation and amortization	(7,070)	(5,635)
Property and equipment, net	$9,637	$6,969

Capital leases totaling $0.4 million as of September 30, 2016 and December 31, 2015 are included in "Computer software and equipment" in the table above.

Depreciation expense was $0.8 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

Accrued and Other Current Liabilities

The following table shows the components of accrued liabilities (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and employee related expenses	$12,916	$14,887
Accrued marketing expenses	6,104	5,554
Accrued royalty	6,509	5,453
Sales and other taxes payable	2,583	3,703
All other accrued liabilities individually less than 5% of current liabilities	8,657	5,218
Total accrued and other current liabilities	$36,769	$34,815

Deferred Revenue

Long-term and short-term portions of deferred revenue consisted of the following (in thousands):

		September 30, 2016	December 31, 2015
Deferred extended warranty revenue		$2,895	$2,902
Deferred training revenue		4,244	3,115
Deferred product revenue	*	11,711	1,891
Total deferred revenue		$18,850	$7,908
Less: short-term portion of deferred revenue		(18,708)	(7,682)
Long-term portion of deferred revenue (i.e., deferred extended warranty revenue)		142	226

* The total balance primarily consists of undelivered CoolAdvantage Plus applicators that total $6.4 million as of September 30, 2016 and other deferrals that have not met the Company's revenue recognition criteria for recognition. These applicators are expected to be delivered to customers starting in the fourth quarter of 2016.

Product Warranties

The Company provides a standard limited warranty on its products of generally one year for both control units and applicators for its direct customers. For indirect customers in international markets, the Company provides a standard limited warranty on its products of generally 3.2 years for control units and 1.2 years for applicators.

Warranty costs are accrued for based on the Company's best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. Warranty accrual and the changes in the balances for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Balance at the beginning of the period	$527	$569
Settlements of warranties	(430)	(721)
Provision	1,694	688
Balance at the end of the period	$1,791	$536

4. Intangible Asset, Net

Intangible asset consists of an exclusive license agreement with Massachusetts General Hospital for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the Food and Drug Administration clearance were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

Intangible asset, net was as follows (in thousands):

	September 30, 2016	December 31, 2015
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(3,445)	(2,958)
Intangible asset, net	$4,605	$5,092

Amortization expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, estimated amortization expense for the next five years and all years thereafter are as follows (in thousands):

Fiscal Year
2016 (remaining 3 months)	$163
2017	650
2018	650
2019	650
2020	650
Thereafter	1,842
Total	$4,605

5. Related Party Transactions

Brazilian Distribution Agreement

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly-owned subsidiaries ("ADVANCE") dated March 18, 2011, as the Company's exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012 and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico, effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a former principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who was a member of the Company's Board of Directors until our annual meeting of stockholders in June 2016, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by the Company was $0.3 million and $1.7 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $2.9 million for the three and nine months ended September 30, 2015, respectively. The accounts receivable balance was $0.9 million and $1.7 million as of September 30, 2016 and December 31, 2015, respectively.

6. Commitments and Contingencies

Operating Lease Obligations

As of September 30, 2016, minimum future lease payments under the Company's non-cancellable operating leases are as follows
(in thousands):

Year Ending December 31,	Amount
2016 (remaining 3 months)	$681
2017	3,881
2018	5,454
2019	5,198
2020	4,942
Thereafter	32,663
Total future minimum lease payments	$52,819

Rent expense was $0.7 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2015, respectively.

In the second quarter of 2016, the Company entered into two new operating leases: one lease for the Company’s executive offices (headquarters) in Pleasanton, California (“new Pleasanton lease”) which will expire in October 2027 (as amended) and another lease for the manufacturing facility in Galway, Ireland which will expire in June 2022. In connection with the new Pleasanton lease, in the third quarter of 2016, the Company made a decision to vacate its existing Pleasanton headquarters in November 2016, which is under an operating lease through March 2019.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $7.1 million, including estimated interest and penalties as of September 30, 2016, of which $0.4 million are classified as long-term income taxes payable and $6.8 million are netted against deferred tax assets. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Product Liability Contingencies

The Company has historically been and continues to be predominantly self-insured for any product liability losses related to its products. The Company obtains third-party insurance to limit its exposure to these claims, but this insurance is subject to a cap on reimbursement. Product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for reported claims and estimates for incurred, but not reported claims, to the extent that such losses can be reasonably estimated. The Company determines its accruals for probable product liability losses based on various factors, including historical claims and settlement experience. The total amount of self-insured product liability claims settled in the three and nine months ended September 30, 2016 were $1.2 million and $2.7 million, respectively. The total amount of self-insured product liability claims settled in the three and nine months ended September 30, 2015 were not material. The estimated liability associated with reported and pending self-insured product liability claims was $1.6 million as of September 30, 2016 and $1.1 million as of December 31, 2015, which is recorded as an accrual on the Company's condensed consolidated balance sheet and expected to be paid within one year.

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

7. Stock-Based Compensation Expense

The Company’s Equity Plans permit the issuance of stock options (“options”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and other types of awards to employees, directors, and consultants. As of September 30, 2016, the Equity Plans have 3,792,574 shares available for future issuance.

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue (B)	$66	$56	$122	$205
Cost of revenue	243	234	733	517
Research and development	521	424	1,529	1,166
Sales and marketing	1,759	1,163	4,962	4,062
General and administrative	1,394	1,151	5,459	4,311
Total stock-based compensation	$3,983	$3,028	$12,805	$10,261

(B) This amount relates to an arrangement with a non-employee customer that was recorded as a reduction of revenue for both the three and nine months ended September 30, 2016 and 2015.

Stock Option Awards

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term	*	*	4.80 years	4.80 years
Expected volatility	*	*	63%	63%
Risk-free interest rate	*	*	1.21%	1.29%
Expected dividend yield	*	*	—%	—%
*No stock options were issued during the three months ended September 30, 2016 and 2015.

Stock option activity is summarized as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2015	2,641,592	$6.86
Granted	302,226	22.25
Exercised	(325,004)	6.40
Canceled	(7,509)	4.19
Balance, September 30, 2016	2,611,305	$8.70

As of September 30, 2016, there was $3.2 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which amount the Company expects to recognize over a weighted average period of 3.63 years. The weighted average grant-date fair value of options granted in the first nine months of 2016 was $11.15 per share.

Restricted Stock Activity

Activity related to restricted stock units and awards is set forth below:

	Number of Units and Awards	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	1,312,651	$19.09
Granted	798,611	25.75
Vested	(523,751)	15.70
Canceled	(154,342)	22.38
Balance, September 30, 2016	1,433,169	$23.68

As of September 30, 2016, there was $24.4 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which amount the Company expects to recognize over 3.64 years.

Performance Restricted Stock Units

From time to time, the Company will issue PRSUs to certain employees of the Company. During both the nine months ended September 30, 2016 and 2015, the Company granted 44,877 and 50,000 PRSUs with the number of shares to be issued determined based on the performance condition. The actual number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of PRSUs granted. The recipients must remain employed on a continuous basis through the end of the applicable performance period in order to receive shares subject to that award. As of September 30, 2016, for PRSUs with 100% probability of achievement, the Company had $0.1 million of unrecognized compensation expense, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 0.27 years.

Equity modification related to the Company's former Chief Financial Officer

On February 2016, the Company's former Chief Financial Officer and the Company mutually agreed that he would cease to be an officer and employee of the Company which resulted in the Company incurring $0.3 million in termination benefits. The stock-based compensation expense relating to the modifications of the former Chief Financial Officer's unvested stock options and stock awards was $1.1 million and was recognized during the nine months ended September 30, 2016.

8. Net Income (Loss) per Share

The Company calculates basic net income (loss) per share using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted net income (loss) includes any dilutive effect of outstanding options and RSUs. PRSUs are excluded from the shares used to compute diluted EPS until the performance conditions associated with the PRSUs are met.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net income (loss) (in thousands)	$5,189	$2,147	$(9,583)	$1,196
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	39,745,125	38,881,183	39,510,075	38,640,269
Dilutive effect of incremental shares and share equivalents (C)	1,847,443	1,979,410	—	2,083,992
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	41,592,568	40,860,593	39,510,075	40,724,261
Net income (loss) per share:
Net income (loss) per share, basic	$0.13	$0.06	$(0.24)	$0.03
Net income (loss) per share, diluted	$0.12	$0.05	$(0.24)	$0.03

(C) For the nine months ended September 30, 2016, the effect of shares that would be issued upon option exercises and upon settlement of restricted stock units have been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	45,622	45,622	1,326,334	37,433
Restricted stock units	6,424	19,810	465,948	8,154
Common stock issuable pursuant to the ESPP	9,563	—	—	—
Total	61,609	65,432	1,792,282	45,587

9. Income Taxes

The Company recorded income tax expense of $7.0 million and $9.1 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million for both the three and nine months ended September 30, 2015, respectively. The income tax expense for the three and nine months ended September 30, 2016 and 2015 reflects the mixture and distribution of pre-tax income in the Company's operating jurisdictions. The Company continues to maintain a valuation allowance on its deferred tax assets relating to its California research and development credit.

The Company generated pre-tax year-to-date ordinary losses in its zero-rate jurisdiction and has elected to exclude these pre-tax year-to-date ordinary losses from its zero-rate jurisdiction from its estimated effective tax rate computations. The exclusion is based on the determination that a loss in a zero-rate jurisdiction ultimately will not provide the Company a tax benefit.

As of September 30, 2016, the Company had $7.1 million of unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

During the fourth quarter of the year ended December 31, 2015, the Company released its valuation allowance against U.S. federal and state deferred tax assets, with the exception of the California research and development credit carryforwards.  Based upon the evaluation of positive and negative evidence supporting the realizability of deferred tax assets as of the quarter ended September 30, 2016, there remains sufficient positive evidence to support the realization of U.S. federal and state deferred tax assets, with the exception of California research and development credit carryforwards.

The Company files annual income tax returns in multiple taxing jurisdictions around the world, including the U.S. federal and state jurisdictions, Ireland and the United Kingdom. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 30, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations.

10. Segment Information

The Company has one operating segment, and therefore one reportable segment, which develops, manufactures and markets products utilizing our proprietary controlled cooling technology platform. The Company’s chief operating decision maker (Chief Executive Officer) reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance, accompanied by disaggregated revenue information by product line. The Company does not assess the performance of our individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography and revenue category.

Revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
North America	$74,226	$46,602	$199,811	$133,267
International	20,931	14,600	49,280	43,924
Total	$95,157	$61,202	$249,091	$177,191

North America includes the United States and related territories, as well as Canada. International is the rest of the world. Revenue for the United States was $69.2 million and $185.4 million for the three and nine months ended September 30, 2016 (D), respectively, compared to $42.4 million and $122.9 million for the three and nine months ended September 30, 2015, respectively.

(D) The Company incorrectly overstated the revenue disclosed for the United States by $3.8 million and $6.7 million for the three and six months ended June 30, 2016, respectively, in its quarterly report on Form 10-Q for the period ended June 30, 2016. Revenue for the United States for the three and six months ended June 30, 2016 was $67.8 million and $116.2 million, respectively. This error in disclosure had no impact on previously reported revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

The following table sets forth revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
System revenue	$42,705	$29,298	$106,843	$87,501
Consumable revenue	52,452	31,904	142,248	89,690
Total	$95,157	$61,202	$249,091	$177,191

As of September 30, 2016 and December 31, 2015, property and equipment, net, by geographical area are presented below (in thousands):

	September 30,	December 31,
	2016	2015
U.S.	$6,717	$6,691
Ireland	2,680	—
Other	240	278
Total	$9,637	$6,969

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

Overview

ZELTIQ Aesthetics, Inc. (“we,” “our,” or “us,”) is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue primarily from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolAdvantage applicator in June 2016, we currently offer seven CoolSculpting applicators for use with our CoolSculpting system.

We received clearance from the Food and Drug Administration ("FDA"), in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which will enable shorter treatment times. In September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. Most recently, in April 2016, the FDA cleared CoolSculpting for the reduction of fat around bra straps, on the back and underneath the buttocks. We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to other areas on the body. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen, thighs submental area under the chin, around bra straps, back and underneath the buttocks. In addition to the applicators that we include in our current system bundle, we recently launched a new family of applicators called CoolAdvantage. These applicators reduce treatment time by nearly half compared to our existing applicators due to lower temperatures. In June 2016, we released our first applicator from this family, which features an adaptable 3-in-1 configuration and enhanced cup design. Additionally, in the fourth quarter of 2016, we expect to launch the second applicator from this family, which will address larger fat bulges.

In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 22% and 20% of our total revenue for the three and nine months ended September 30, 2016, respectively, compared to 24% and 25% of our total revenue for the three and nine months ended September 30, 2015, respectively.

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

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $95.2 million and $249.1 million for the three and nine months ended September 30, 2016, respectively, compared to $61.2 million and $177.2 million for the three and nine months ended September 30, 2015, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators.  Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 45% and 43% of our total revenue for the three and nine months ended September 30, 2016, respectively, compared to 48% and 49% of our total revenue for the three and nine months ended September 30, 2015, respectively. Our worldwide installed base grew by 33% from 4,247 units as of September 30, 2015, to 5,657 units as of September 30, 2016.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, and in the case of our CoolSmooth and CoolMini procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 55% and 57% of our total revenue for the three and nine months ended September 30, 2016, respectively, compared to 52% and 51% of our total revenue for the three and nine months ended September 30, 2015, respectively. We shipped 386,854 and 1,064,394 CoolSculpting revenue cycles to our customers during the three and nine months ended September 30, 2016, respectively, compared to 247,298 and 707,227 CoolSculpting revenue cycles during the three and nine months ended September 30, 2015, respectively.

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

Out-of-period adjustments.

During the three months ended September 30, 2016, we recorded certain out-of-period correcting adjustments totaling $0.5 million to increase cost of revenue by $0.3 million, with a corresponding decrease to inventory, and to increase other operating expenses by $0.2 million, with a corresponding increase to other accruals, relating to prior periods, primarily the year ended December 31, 2015. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the three months ended September 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

During the three months ended June 30, 2016, we recorded certain out-of-period correcting adjustments totaling $0.4 million to increase cost of revenue by $0.2 million, with a corresponding decrease to inventory, and to increase other operating expenses by $0.2 million, with a corresponding increase to other accruals, relating to prior periods. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

During the three months ended March 31, 2016, we recorded certain out-of-period correcting adjustments totaling $0.2 million to increase cost of revenue by $0.4 million, with a corresponding increase to warranty accrual, and to reduce other operating expenses by $0.2 million, with a corresponding decrease to other accruals, relating to prior periods. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2016 is not material to the current consolidated financial statements or expected to be material to the financial statements for the year ending December 31, 2016.

During the three months ended June 30, 2015, we recorded an out-of-period adjustment of $0.2 million to increase cost of revenue to write-off of certain inventory held by vendors.  Of this adjustment, $0.1 million, $23,000 and $42,000 related to the fiscal years ended December 31, 2013, 2014 and 2015, respectively. We do not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2015 is not material to those condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the nine months ended September 30, 2016.

Results of Operations

Revenue (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Revenue	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
System revenue	$42,705	$29,298	$13,407	46%	$106,843	$87,501	$19,342	22%
Consumable revenue	52,452	31,904	20,548	64%	142,248	89,690	52,558	59%
Total revenue	$95,157	$61,202	$33,955	55%	$249,091	$177,191	$71,900	41%

Overall, we experienced an increase in revenue primarily as a result of our national direct-to-consumer advertising campaign, the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our revamped sales team structure and training, and an increase in our installed base of CoolSculpting systems.

System revenue. We experienced incremental growth in system revenue for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Overall, we placed 403 and 1,023 systems in the three and nine months ended September 30, 2016, respectively, as compared to 337 and 1,071 systems in the three and nine months ended September 30, 2015, respectively. We continue to experience significant sales of add-on applicators to existing customers, driven by our CoolMini and CoolAdvantage applicators which we launched in April 2015 and June 2016, respectively. We recognized add-on applicator revenue of $4.8 million and $16.6 million in the three and nine months ended September 30, 2016, respectively, related primarily to our CoolAdvantage applicator which totaled $3.7 million and $9.3 million in the three and nine months ended September 30, 2016 and the CoolMini applicator which totaled $0.8 million and $5.8 million in the three and nine months ended September 30, 2016. In the three and nine months ended September 30, 2015 our add-on revenue, related primarily to sales of our CoolSmooth PRO applicator which launched in April 2015, totaled $1.0 million and $3.5 million, respectively. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

Consumable revenue. The increase in consumable revenue was primarily due to the significant growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers driven by our national direct-to-consumer advertising campaign and targeted marketing programs in the three and nine months ended September 30, 2016, as compared to the same periods in 2015. There were no significant changes in average selling price for our consumable procedures packs in the three and nine months ended September 30, 2016 as compared to the same periods in 2015. Our average selling price is influenced by procedure type mix as well as region and customer type.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue	$28,407	$16,041	$12,366	77%	$74,161	$48,535	$25,626	53%
Gross profit	$66,750	$45,161	$21,589	48%	$174,930	$128,656	$46,274	36%
Gross profit %	70%	74%			70%	73%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The gross profit as a percentage of revenue for the three and nine months ended September 30, 2016 decreased compared to the same period in 2015 and was unfavorably impacted by sales of our CoolMini and CoolAdvantage applicators which currently carry a higher cost than the other applicators we offer, a higher number of applicators sold with each system, and an increase in warranty and inventory related expense. However, this impact was offset in part by increased sales volumes on a fixed base of overhead costs as well as a change in overall revenue mix that resulted in a shift of revenue to consumables, which carry a higher margin.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating expenses
Research and development	$6,488	$5,464	$1,024	19%	$19,096	$17,352	$1,744	10%
Sales and marketing	$40,336	$30,647	$9,689	32%	$131,330	$87,253	$44,077	51%
General and administrative	$8,270	$7,115	$1,155	16%	$27,538	$22,156	$5,382	24%
Total operating expenses	$55,094	$43,226	$11,868	27%	$177,964	$126,761	$51,203	40%
% of total revenue	58%	71%			71%	72%

Research and development. Research and development expenses increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due to an increase in materials, operations and clinical costs of $0.5 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, as we continue to explore ways to leverage our proprietary cooling platform for additional applications. We also experienced $0.4 million and $0.7 million of higher personnel and stock-based compensation expense for the three and nine months ended September 30, 2016 as compared to the same period in 2015, due to an increase in headcount.

Sales and marketing. Sales and marketing expenses increased for the three and nine months ended September 30, 2016, as compared to the same period of 2015, primarily due to the launch of our national direct-to-consumer advertising campaign, which along with other sales and marketing initiatives increased sales and marketing expense by $2.3 million and $19.2 million, respectively. As we continued to expand into new and existing markets, we experienced a significant increase in headcount attributable to our sales force, which increased by approximately 27%. This growth in headcount resulted in higher personnel and stock-based compensation costs of $3.4 million and $14.3 million for the three and nine months ended September 30, 2016, respectively, as compared to same period in 2015, as well as travel and related expenses, which increased by $0.6 million and $2.1 million for the same respective periods. Lastly, cooperative marketing expenses increased by $2.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, due to an increase in our customer base.

General and administrative. General and administrative expenses increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to higher personnel and stock-based compensation expense of $1.6 million and $4.4 million for the three and nine months ended September 30, 2016, respectively, due to an increase in headcount. In addition, professional services fees increased by $0.1 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Interest Income (Expense), Net and Other Income (Expense), Net (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income (expense), net	$7	$13	$(6)	(46)%	$(49)	$40	$(89)	(223)%
Other income (expense), net	$498	$359	$139	39%	$2,553	$(508)	$3,061	(603)%

Interest income (expense), net. For the three and nine months ended September 30, 2016, we incurred interest expense from sales tax filings offset by a decrease in interest income attributable to a decline in the average balance of our investments. For the three and nine months ended 2015, interest income was earned on our available-for-sale securities. The amount of income earned varies based on the type of investments held, market conditions and other factors.

Other income (expense), net. The change in other income (expense), net for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, was primarily the result of foreign exchange net gains of $0.7 million and $2.9 million, respectively, compared to foreign exchange net gains of $0.4 million and foreign exchange net losses of $0.4 million, respectively, for the corresponding periods in 2015. In both the three and nine months ended September 30, 2015, the foreign exchange gain was primarily driven by the remeasurement of currencies and liabilities denominated in currencies other than the functional currencies.

Income Taxes. We recorded income tax expense of $7.0 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. We continue to apply a valuation allowance against our California research and development credit deferred tax assets based on the fact that we have concluded that such amounts are unlikely to be realized in future periods. The income tax expense for the three and nine months ended September 30, 2016 and 2015 reflects the mixture and distribution of pre-tax income in our operating jurisdictions.

During the first nine months of 2016, we continued the implementation of our international tax structure which includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of the implementation, we anticipate that sometime in the future our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

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

The following table summarizes our cash and cash equivalents, short-term and long-term investments, and working capital as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$60,369	$35,710
Short-term investments	2,460	12,867
Long-term investments	2,217	3,490
Total	$65,046	$52,067
Working capital	$73,285	$68,402

Summary Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$21,431	$5,894
Net cash provided by investing activities	6,279	3,943
Net cash used in financing activities	(2,458)	(2,504)
Effect of exchange rate changes on cash and cash equivalents	(593)	(364)
Net increase in cash and cash equivalents	$24,659	$6,969

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Operating activities. Net cash provided by operating activities was $21.4 million during the nine months ended September 30, 2016, and consisted of net loss of $9.6 million more than offset by non-cash items of $22.8 million, and a favorable net change in operating assets and liabilities of $8.2 million. Non-cash items for the nine months ended September 30, 2016, consisted primarily of a stock-based compensation expense of $12.8 million, deferred income taxes of $8.2 million and depreciation and amortization expense of $2.5 million. The significant items in the change in operating assets and liabilities include an increase of $11.0 million in deferred revenue, an increase in accounts payable, accrued and other liabilities of $8.5 million and a decrease in prepaid expenses and other assets of $1.6 million. These were offset in part by cash used resulting from an increase in accounts receivable of $6.9 million and an increase in inventory of $5.9 million. The increase in deferred revenue is primarily related to CoolAdvantage Plus applicators sold in 2016 which have not yet been delivered to our customers. The increase in accounts payable was mainly due to inventory purchases relating to our launches of the CoolAdvantage and CoolAdvantage Plus applicators, as well as in contemplation of future demand and sales levels, and for advertising and marketing spend in support of our recently launched direct to consumer marketing campaign. The increase in accrued and other non-current liabilities was driven by the increase in accrued royalties due to the increase in sales, the increase in advanced payments from customers due to the timing of payment receipt and related shipment, the increase in accrued warranty expenses and the increase in accrued legal expenses as we continue to enforce our intellectual property domestically and overseas. Furthermore, the decrease in prepaid expenses and other assets was primarily due to our decrease in direct to consumer advertising. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. We experienced an increase in inventory due to our launch of our CoolAdvantage applicator in the second quarter of 2016 and our expected launch of the CoolAdvantage Plus applicator in the fourth quarter of 2016.

Net cash provided by operating activities was $5.9 million during the nine months ended September 30, 2015, and consisted of net income of $1.2 million and non-cash items of $12.7 million, offset by a net change in operating assets and liabilities of $8.0 million. Non-cash items for the nine months ended September 30, 2015 consisted primarily of a stock-based compensation expense of $10.3 million and depreciation and amortization expense of $1.7 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $13.7 million and an increase in accounts receivable of $11.8 million. These uses of cash were offset in part by an increase of $1.7 million in deferred revenue and an increase in accounts payable, accrued and other liabilities of $17.6 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand as well as the inventory in support of our launch of CoolSmooth PRO, which was released in the second quarter of 2015, and our launch of CoolMini. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in accounts payable was mainly due to inventory purchases relating to our launches of the CoolSmooth PRO and CoolMini applicators, as well as in contemplation of future demand and sales levels as well as for advertising and marketing spend in support of our recently launched direct to consumer marketing campaign. The increase in accrued and other non-current liabilities was driven by the increase in accrued payroll and employee related expenses as a result of an increase in headcount and variable compensation, the increase accrued royalties due to the increase in sales, the increase in marketing accruals in conjunction with our sales and marketing initiatives such as our recently launched direct-to-consumer advertising program, the increase in advanced payments from customers due to the timing of payment receipt and related shipment as well as upfront payments collected on advanced sales of our CoolMini applicator and the increase in accrued legal expenses as we continue to enforce our IP domestically and overseas. The increase in deferred revenue is primarily a result of an increase in revenue deferral for customer trainings that were not yet delivered.

Investing activities. Net cash provided by investing activities was $6.3 million for the nine months ended September 30, 2016, as compared to net cash provided by investing activities of $3.9 million during the same period in 2015. During the nine months ended September 30, 2016, we received proceeds from the sale and maturity, net of purchases, of $11.7 million of short-term and long-term investments. During the nine months ended September 30, 2015, we received proceeds from the sale and maturity, net of purchases, of $6.2 million of short-term and long-term investments. Purchases of property and equipment amounted to $5.0 million for the nine months ended September 30, 2016, primarily as result of purchases of manufacturing equipment, furniture and fixtures to support the growth and expansion of our business and related facilities. Purchases of property and equipment amounted to $2.3 million for the nine months ended September 30, 2015.

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2016, of $2.5 million consisted of tax payments related to shares withheld for vested restricted stock units of $5.3 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options and issuance of ESPP shares of $2.9 million. Net cash used in financing activities during the nine months ended September 30, 2015, of $2.5 million consisted of tax payments related to shares withheld for vested restricted stock units of $6.6 million, offset in part by proceeds received from the issuance of common stock upon the exercise of stock options and issuance of ESPP shares of $4.1 million.

Our cash, cash equivalents and investments was $65.0 million and $52.1 million as of September 30, 2016 and December 31, 2015, respectively. We expect to continue to invest in our research and development efforts, as well as in our sales and marketing organization, to support our current and expected growth and initiatives. Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. Minimum future lease payments under the non-cancellable operating leases were $52.8 million and $7.3 million at September 30, 2016, and December 31, 2015, respectively. There were no other material changes to our contractual obligations and commitments as reported in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, inflation and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. Our market risks have not materially changed during the nine months ended September 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. As of September 30, 2016, and as described under Status of Remediation of Material Weakness below, the material weakness is not remediated.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Notwithstanding this material weakness, management has taken additional steps to insure there is appropriate disclosure in this report and has concluded that the financial statements included in this report fairly present, in all material respects, our financial condition for the periods presented in conformity with generally accepted accounting principles.

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

Status of Remediation of Material Weakness

We are making progress in improving our internal controls to remediate this material weakness. The actions we are taking have been subject to ongoing senior management review, as well as audit committee oversight. During the quarter ended September 30, 2016 and as a follow up on previously reported actions, we have implemented the following changes to further strengthen our internal control over financial reporting:

•	Hired new finance and accounting resources with requisite skills to strengthen our internal controls, documentation and communication in our risk assessment process.

•
Continued oversight and training of key individuals that provide critical information used in financial accounting and reporting to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analysis and financial records.

•	Implemented and will continue to implement key initiatives and processes to improve our financial close process and review of financial results.

Management believes its remediation plan will appropriately remediate the material weakness. However, the effectiveness of the controls has not been completely tested by management due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test effectiveness of the controls.  The material weakness will be fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time and independently validated by management.

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting during the quarter ended September 30, 2016, described above have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our CoolSculpting system is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our CoolSculpting system or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner after undergoing a CoolSculpting procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. We may also be subject to additional liability from claims related to known rare side effects such as late-onset pain, subcutaneous induration, hernia, and paradoxical hyperplasia. Product liability claims could divert management attention from our core business, be expensive to defend, and result in sizable damage awards against us. We have historically been and continue to be predominantly self-insured for any product liability losses related to our products. We currently have product liability insurance to limit our exposure to these claims, but this insurance is subject to a cap reimbursement and, may not be adequate to cover us against all potential liability and is subject to material deductibles. In addition, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, and could reduce product sales. Product liability claims in excess of our insurance coverage, as well as deductibles under insurance policies, would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

We have increased our headcount from 208 at January 1, 2013, to 663 at September 30, 2016, and plan to continue to hire additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of September 30, 2016, our patent portfolio comprised 141 issued patents and 88 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to November 4, 2016, our stock has had low and high sales prices per share in the range from $3.20 to $38.49 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness in our risk assessment process, our disclosure controls and procedures were not effective as of December 31, 2015 and September 30, 2016. Although we have begun the steps necessary to remediate the material weakness, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weakness. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 11% of our outstanding common stock as of November 4, 2016. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ZELTIQ Aesthetics, Inc.

Date:	November 9, 2016	By:	/s/ Taylor C. Harris
Taylor C. Harris
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2	Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	ZELTIQ Aesthetics, Inc. 2016 Executive Performance Plan		DEF 14A	001-35318	Appendix	4/29/2016
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X