Form 10-K
period 2016-12-31
Zeltiq Aesthetics Inc
filed 2017-03-01
CIK 1415336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2016 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Select Market on that date: $961,026,791. Shares of the registrant's common stock held by each executive officer, director and person who owns 15% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2017, there were 40,356,718 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed with Commission pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Stockholders, to be filed on or before April 30, 2017, are incorporated by reference into Part III of this Form 10-K.

ZELTIQ Aesthetics, Inc.

FORM 10-K
For the Year Ended December 31, 2016

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “continue,” “should,” “project,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, less than anticipated growth in the number of customers electing to purchase CoolSculpting systems, insufficient patient demand for CoolSculpting procedure, our failure to correctly estimate and control our future expenditures, the success of our sales and marketing, and our ability to protect and enforce our intellectual property relating to our technology, as well as those other risks and uncertainties described herein under “Risk Factors.” You are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview
ZELTIQ Aesthetics, Inc. is a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. CoolSculpting is based on the scientific principle that fat cells are more sensitive to cold than the overlying skin and surrounding tissues. CoolSculpting utilizes precisely controlled cooling to reduce the temperature of fat cells in the treated area, which is intended to cause fat cell elimination through a natural biological process known as apoptosis, without causing scar tissue or damage to the skin, nerves, or surrounding tissue. We developed CoolSculpting to safely, noticeably, and measurably reduce the fat layer within a treated fat bulge without requiring the patient to diet or exercise. In our pivotal U.S. clinical trial involving 60 patients, physicians were able to accurately differentiate between pre- and post-treatment photographs in 88% of the patients, while unable to identify aesthetic benefits in the remaining 12%. We received clearance from the Food and Drug Administration, or FDA, in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” We received further FDA clearance in May 2012 to use CoolSculpting for the selective reduction of fat around the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which enables shorter treatment times. In September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. In March 2016, CoolSculpting was cleared for the additional treatment areas of around the bra straps, on the back, and underneath the buttocks or “banana roll.” Most recently, in November 2016, the FDA cleared the CoolSculpting treatment of the upper arm. Additionally, in July 2016, the CoolSculpting system achieved China FDA approval for non-invasive fat reduction of the abdomen and flanks. We sell our CoolSculpting system primarily to dermatologists, plastic surgeons, aesthetic specialists and general practice physicians and generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. Consumables are the CoolSculpting procedure packs we sell that are needed to perform procedures using our CoolSculpting system.
The global market for aesthetic procedures is significant. In the United States alone, the American Society of Aesthetic Plastic Surgery, or the ASAPS, estimates that consumers spent approximately $13.5 billion on aesthetic procedures in 2015. Invasive procedures (such as liposuction and tummy tucks, arm, buttock and thigh lifts) and minimally-invasive procedures (such as laser-assisted liposuction, laser lipolysis or injection lipolysis) effectively reduce fat but involve surgical procedures that require significant physician skill and resources, may involve pain, downtime, and expense for the patient, and carry the risks associated with any surgical procedure. Existing non-invasive procedures, which currently include those based on radio frequency, laser, or high intensity focused ultrasound, avoid the patient downtime and high costs of invasive and minimally-invasive procedures, but often are painful, produce limited or inconsistent results, and may require multiple treatments, and ongoing maintenance treatments. In addition, existing non-invasive procedures are not capable of selectively targeting fat cells, which can lead to damage to the surrounding tissues. Further, the treatment methods used by many existing invasive, minimally-invasive, and non-invasive procedures acutely injure fat cells in the treated area, which leads to fat cell elimination through a biological process known as necrosis. Unlike apoptosis, necrosis triggers the body's wound-healing response and can result in scar tissue formation in the treated area. This scar tissue can lead to stiffening of the treated area and limits the number of times a patient can undergo these types of procedures in one area or the efficacy of any repeat treatments.
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
Our customers can market CoolSculpting as a highly differentiated, non-invasive fat reduction procedure. Based on our commercial data and customer experiences, we have seen attractive economic benefits for our customers. In addition, the CoolSculpting procedure does not require significant training or skill, as it is largely automated. Once the procedure is initiated, the CoolSculpting system is self-monitoring, allowing our customer to see and treat other patients or perform concurrent procedures (such as injections or other dermal treatments) on the same patient during the balance of the CoolSculpting procedure. Further, we believe CoolSculpting's appeal will allow our customers to target the aesthetic first-time user market and expand their aesthetic practices.
We market CoolSculpting to dermatologists, plastic surgeons, aesthetic specialists and general practice physicians. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices, but are not board-certified dermatologists or plastic surgeons. Some of the practices to which we sell have purchased or may elect to purchase more than one CoolSculpting system. We utilize our direct sales organization to market and sell CoolSculpting in our North American market which includes the United States and related territories, as well as Canada. In our markets located outside of North America, we market and sell CoolSculpting through both a direct sales force and a network of distributors. Our sales force and distributors target dermatologists, plastic surgeons, aesthetic specialists and general practice physicians who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a differentiated treatment and participate in our practice marketing and support programs. Revenue from markets outside of North America accounted for 20%, 24% and 23% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. We are driving growth in CoolSculpting procedures through our targeted marketing programs that provide our customers with practice development programs which include organization assessments and recommendations, sales training, practice marketing strategies, and metric analysis. After we establish a significant installed base of CoolSculpting systems in specific markets, we partner with our customers' practices on marketing, advertising, and promotional activities in their local markets to drive demand for CoolSculpting. To further enhance and expand our brand awareness, in 2015 we launched a direct-to-consumer advertising campaign, which includes television, radio and print media, throughout the U.S. and in selected target cities in North America and Europe. Direct-to-consumer advertising builds awareness in the marketplace by having consumers (a) go to existing local practices and request treatment and drive consumable revenue, or (b) go to their local physician who does not yet have consumable services, create the desire and drive system revenue. System revenue consists of our CoolSculpting control unit and our CoolSculpting applicators.
We generate revenue from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs to our customers. As of December 31, 2016, we had an installed base of approximately 6,000 CoolSculpting systems installed across approximately 4,800 practices worldwide. As of December 31, 2016, 3.9 million CoolSculpting revenue cycles had been shipped to our customers and distributors. A cycle is an authorization to perform one procedure to one specific area on the body; customers can only perform a treatment if they have purchased a cycle. We generated revenue of $354.2 million, $255.4 million and $174.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. System revenue represented 45%, 51% and 53% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Consumable revenue accounted for 55%, 49% and 47% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Merger with Allergan

On February 13, 2017, ZELTIQ, Allergan Holdco US, Inc. (which we refer to as Allergan US), a subsidiary of Allergan plc (which we refer to as Allergan), and a wholly owned subsidiary of Allergan US (which we refer to as merger sub), entered into an agreement and plan of merger, which we refer to as the merger agreement, pursuant to which ZELTIQ will merge with and into merger sub, with ZELTIQ surviving the merger as a wholly owned indirect subsidiary of Allergan.

Upon the consummation of the merger, each issued and outstanding share of ZELTIQ common stock (other than (1) treasury shares, (2) shares held by Allergan US, merger sub, or any wholly-owned subsidiary of Allergan US, and (3) dissenting shares) will be canceled and automatically converted into the right to receive $56.50 in cash, without interest. All outstanding vested options shall be canceled and converted into the right to receive the difference between $56.50 and the exercise price for each share subject to the vested option, subject to applicable withholding taxes; all outstanding vested restricted stock units (RSUs), and all performance restricted stock units (PRSUs), shall be canceled and converted into the right to receive the $56.50 for each share subject to the vested RSU or PRSU, subject to applicable withholding taxes; and all unvested stock options and RSUs will be assumed by Allergan in the merger. Each outstanding unvested option and RSU shall be exercisable or shall be settled upon the same terms and conditions as under the applicable ZELTIQ equity compensation plan, except that each option shall be exercisable for, and each RSU shall be converted into the right to receive, shares of Allergan ordinary shares using an exchange ratio based on the average closing sales price per share of Allergan ordinary shares for the ten trading days ending on the second trading day prior to the closing of the merger.

The merger agreement contains customary representations, warranties, and covenants of ZELTIQ and Allergan US, including, among others: (a) representations relating to the accuracy of ZELTIQ ' filings with the U.S. Securities and Exchange Commission; (b) ZELTIQ ' ownership of and other rights in its intellectual property; (c) Allergan US's authority to enter into the merger agreement; and (d) covenants by ZELTIQ to conduct its business in the ordinary course during the interim period between the execution of the merger agreement and the merger and not to engage in certain kinds of transactions during such period. ZELTIQ is also subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and participate in discussions and engage in negotiations with third parties regarding alternative acquisition proposals.

The consummation of the merger is subject to customary closing conditions, including requisite ZELTIQ stockholder approval. The merger agreement also includes termination provisions for both ZELTIQ and Allergan US. In connection with a termination of the merger agreement under specified circumstances involving competing transactions, a change in ZELTIQ’s board of directors’ recommendation of the merger to ZELTIQ’s stockholders or other triggering events, ZELTIQ may be required to pay Allergan US a termination fee of $74 million. In connection with a termination of the merger agreement under specified circumstances involving failure to obtain clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), to consummate the merger within nine months from the date of the merger agreement, subject to two extensions of up to 90 days each (provided other closing conditions are satisfied) or legal restraint of the merger arising under HSR, Allergan US may be required to pay ZELTIQ a reverse termination fee of $75 million.

The merger agreement is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 15, 2017.

Market Overview
The global market for aesthetic procedures is significant. The ASAPS estimates that U.S. consumers spent approximately $13.5 billion on approximately ten million aesthetic procedures in 2015. According to the ASAPS, cosmetic procedures have increased by 39% over the past five years with nonsurgical procedures up 44%.  The top five aesthetic surgical procedures were liposuction, breast augmentation, tummy tuck, eyelid surgery and breast lift, while the top five non-surgical procedures were botulinum toxin injections, hyaluronic acid, hair removal, chemical peel and microdermabrasion. No one treatment procedure is offered by all physicians, and treatments vary in terms of the treatment goal and desired effect. As a result, the total aesthetic market as reported by the ASAPS does not represent the market potential for CoolSculpting or any other single product or treatment, but illustrates that each year patients elect to have millions of procedures to enhance their appearance.

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

Limitations of Existing Fat Reduction and Body Contouring Procedures
The following outlines the benefits and limitations of existing body contouring procedures:
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

 Non-Invasive Procedures
Patients who do not require significant fat reduction to achieve aesthetic results may explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-

invasive procedures. Existing non-invasive procedures used for body contouring or fat reduction, other than CoolSculpting, currently include those based on various forms of energy, including radiofrequency, laser, or ultrasound. Although these procedures are generally safer and less expensive than invasive and minimally-invasive procedures, these procedures have the following limitations when compared to CoolSculpting:

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

•
Safety profile. CoolSculpting selectively targets fat cells. Our proprietary treatment algorithms are designed to sufficiently cool the fat cells in the treated area to obtain the desired aesthetic results while preserving the skin and surrounding tissues. We designed the CoolSculpting system to constantly monitor the controlled cooling process and to automatically terminate the procedure if it detects any errors and warm the treated area if the detected temperature falls below our cooling algorithms. As of December 31, 2016, we have shipped 3.9 million cycles. To date, approximately 4,943 clinical complaints have been reported to us, representing 0.10% of all cycles. The most common clinical complaints relate to pain associated with the procedure, as well as common side effects, such as redness and edema. Medical Device Reports were filed when we believed reporting requirements were met.

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

•
Differentiated, high-value product for physician practices. Our selective distribution strategy is designed to enable our customers to market CoolSculpting as a highly differentiated, non-invasive fat reduction procedure. Based on our commercial data and customer experiences, we have seen attractive economic benefits for our customers. In addition, the clinician is not required to administer the procedure and can see and treat other patients or perform concurrent procedures, such as injections or other dermal treatments, on the same patient during the CoolSculpting procedure.

•
Ability to expand the aesthetic market. Through market research we have confirmed there is strong consumer demand for a non-invasive procedure that can address the aesthetic concerns of individuals who have stubborn fat bulges. During the third quarter of 2013, we conducted quantitative survey of 3,515 adults in the United States through Berglas Research, an independent marketing research company, and were able to project that more than 85 million consumers were considered aesthetically-oriented and qualify for CoolSculpting. Among this group and based on this study, we projected that 22.4 million consumers would be interested in learning more about the CoolSculpting procedure after reading the product description. During the fourth quarter of 2015, we conducted another quantitative survey of 3,261 adults in the United States through Quintessent Marketing, an independent marketing research company, and were able to project that more than 106 million consumers are considered aesthetically-oriented and qualify for CoolSculpting. Among this group and based on this study, we projected that 28.6 million consumers would be interested in learning more about the CoolSculpting procedure after reading the product description. The ASAPS reported 161,000 non-invasive fat reduction procedures in 2015. When we compare our potential audience to the number of procedures conducted we find that our market penetration is lower than 1%. Additionally, according to a separate market research study we commissioned through Easton Associates in 2011, our customers participating in the study reported that 30% of their CoolSculpting patients were aesthetic first-time users. Based on these results, we believe our customers will be able to target the aesthetic first-time user market and expand their aesthetic practice due to CoolSculpting's appeal.

Our Strategy
Our goal is to become a leading medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. To achieve this goal, we intend to:

•
Selectively market and sell our CoolSculpting system. With CoolSculpting established as a highly differentiated treatment we plan to continue to market and sell our CoolSculpting system to dermatologists, plastic surgeons, aesthetic specialists and general practice physicians. Some of our target practice sites have purchased or may elect to purchase more than one CoolSculpting system. Our sales force and distributors target dermatologists, plastic surgeons, aesthetic specialists and general practice physicians who have practices focused on aesthetic procedures and who express a willingness to position CoolSculpting as a differentiated treatment and participate in our practice marketing and support programs.

•
Deliver a focused and efficient marketing strategy. Our marketing strategy is designed to accelerate revenue while reducing overall sales and marketing spend through establishing co-operative customer partnerships and a direct-to-consumer program. This model has enabled our customers to leverage their local-market knowledge to create tailored, local patient marketing programs, with strong digital emphasis, to achieve greater awareness and demand. We intend to expand our co-operative customer partnership program in 2017. We also have a 5-step practice marketing program designed to help practices leverage established best practices relating to patient and staff treatments, front desk operations and internal and external marketing. At the core of this 5-step program is Treatment-to-Transformation, or T2T, a customized assessment and treatment protocol, which has revolutionized the way our customers use CoolSculpting to deliver improved outcomes and high patient satisfaction. We believe this clinical protocol has been instrumental in improving our system utilization and driving incremental system sales in existing practices. Its adoption was and continues to be a significant contributor to our current and long-term growth objectives.

•
Leverage data and customer insights. During 2013 and 2014, we launched our connectivity and data management tool, CoolConnect, across our installed base to collect real-time sales, demographic and marketing data that we believe can further optimize marketing strategies for both us and our customers. CoolConnect is compliant with the Health Insurance Portability and Accountability Act of 1996, of HIPPA, and the information derived from CoolConnect provides valuable trends and insights to our Practice Development Managers, or PDMs, showing both account-level treatment information and comparisons against peer-group counterparts within the same geographic area. We also leveraged our 2013 customer segmentation research to hone our messaging targeted towards consumers, and we have implemented a consistent creative strategy based on these insights.

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

•
Increase utilization of CoolSculpting through our marketing and customer support programs. We are driving demand for CoolSculpting procedures through our marketing and customer support programs. Through our PDMs we provide our customers with training on patient assessments, how to apply the CoolSculpting technology, practice development and marketing support to help our customers make CoolSculpting a key offering within their practices. We also intend to continue our co-operative marketing strategy with individual practices which is designed to encourage our customers to promote CoolSculpting to their aesthetic patients and those outside of their practices. To further support our customized marketing approach, we created the ZELTIQ Training Centers where we hold our training program, CoolSculpting University, or CSU. CSU is focused on customer training and education programs to optimize patient outcomes. In 2016, we hosted over 2,300 medical professionals from 1,035 offices worldwide at our CSU programs. This program invites practices to attend hands-on training where they learn the proper techniques for T2T, including a complete treatment assessment, applicator placement and patient consultation. Customers are also trained on a specific practice enhancement execution protocols designed to accelerate utilization and maximize the use of their CoolSculpting offering that includes branding, grassroots initiatives and digital marketing tactics. To address the demand for this training from our customers we currently have one training center in Pleasanton, California which we opened in 2013, and a second center in Reston, Virginia, which we opened in the second quarter of 2015. Our PDMs then visit customers in the field to further customize and optimize the program at a local level to ensure it is delivering improved patient flow. We believe this program is particularly well suited to the aesthetics industry. We also intend to continue to participate in industry trade shows, clinical workshops, and company-sponsored conferences with expert panelists.

•
Increase our international presence. There is strong global demand for aesthetic procedures outside of North America. We intend to increase our market penetration outside of North America and build global brand recognition. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets, where use of the product is generally not limited to specific treatment areas. Our customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen, thigh, upper arm, submental area, around the bra straps and underneath the buttocks. We intend to seek regulatory approval to market CoolSculpting in additional international markets, as well as grow our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. As part of that strategy, we are and intend to continue to opportunistically deploy a direct sales force in select international markets.

•
Expand our FDA-cleared indications for CoolSculpting. We currently have FDA clearance to market CoolSculpting in the United States for the visible reduction of fat in the flanks, an area commonly known as the “love handles”, abdomen, thigh, upper arm, and back, as well as around the bra straps, under the buttocks and the in submental area under the chin. We intend to continue to seek additional regulatory clearances from the FDA to expand our United States marketable indications for CoolSculpting to other areas on the body.

•
Leverage our technology platform. We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and general practice markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

•
Streamline our R&D focus and capital deployment. Our R&D efforts and associated capital deployment have been streamlined to focus on making the CoolSculpting procedure safer, more comfortable, faster and more efficacious. Our research is focused on optimizing the patient outcome and increasing practice efficiency by reducing treatment duration. In the long-term, we remain focused on leveraging our proprietary cooling technology into new applications and indications for CoolSculpting to treat acne and into areas with a smaller volume of fat on the body.

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

We also announced the launch of a new CoolMini-only system, providing physicians with the option to purchase a system that only comes with the CoolMini applicator which was specifically designed to treat smaller pockets of fat, including the submental fat area, or "double chin." We began offering this new configuration in the first quarter of 2016, enabling us to target physicians that primarily or exclusively focus on facial aesthetic treatments. The system can be upgraded with the purchase of additional software and applicators. With these individually purchased upgrades, the system has the ability to treat other body areas.

CoolSculpting Control Unit

The CoolSculpting control unit is the base of the CoolSculpting system and contains the simple user interface, power management and control functions, and chiller unit that is responsible for the controlled cooling. Our CoolSculpting control unit also contains a HIPAA compliant connectivity and data management tool that locally tracks and collects data about each procedure performed as well as any error messages that may be generated during the procedure. We can collect and analyze this information to help our customers better understand their usage patterns and improve their marketing plans, utilization, and profitability, as well as troubleshoot and resolve issues remotely.

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

With the launch of our CoolAdvantage and CoolAdvantage Plus applicators in June and December 2016, respectively, we currently offer eight CoolSculpting applicators for use with our CoolSculpting system. Each CoolSculpting applicator is designed to allow the physician to treat a different size and shape fat bulge.

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

7.
CoolAdvantage and CoolAdvantage Plus - designed to reduce treatment time by nearly half compared to our existing applicators mentioned above; CoolAdvantage features an adaptable 3-in-1 configuration and enhanced cup design to address medium fat bulges, and CoolAdvantage Plus is designed to address larger fat bulges.

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
Following our licensing of the Cryolipolysis technology from MGH, we initiated animal and human clinical testing to support the development of the CoolSculpting procedure. These scientific studies used objective endpoints, including histologic and ultrasound assessments and outcome evaluation by blinded, independent panel review, and provided evidence of the safety and efficacy of the CoolSculpting procedure. As of December 31, 2016, there were over 75 peer-reviewed scientific journal articles and published conference abstracts discussing the effects of our CoolSculpting technology, both by physicians affiliated with our company as clinical and scientific advisers, as well as by independent investigators.

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

•
Additional applicators. We are developing additional applicators for the CoolSculpting system to expand our range of available applicator sizes and configurations, which will provide our customers with additional flexibility in selecting the applicator that best fits the body contour to be treated. In 2015, with our recent FDA clearance for lower temperatures, we launched our CoolSmooth PRO applicator in the second quarter of 2015. In the fourth quarter of 2015, we introduced our CoolMini applicator for treatment of smaller areas, including under the chin. We introduced our CoolAdvantage and CoolAdvantage Plus applicator in June and December 2016, respectively.

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

In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and general practice markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty on commercial sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we license from MGH. Any royalty we are required to pay will reduce our profits from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.
As of December 31, 2016, we had 82 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2016, 2015 and 2014, were $25.5 million, $22.9 million and $18.2 million, respectively.
Sales and Marketing
Sales
In North America, we utilize a direct sales force to sell CoolSculpting. As of December 31, 2016, we had a North American sales force of 171 employees. To support the continued roll-out of CoolSculpting, we intend to continue to invest in our North American sales force.

In international markets, we sell CoolSculpting primarily through a network of distributors. As of December 31, 2016, we had an international sales team of 43 employees supporting approximately 47 independent distributors. Additionally, we utilize a separate direct sales force of 27 employees to sell into certain key markets in Europe. Our product currently has regulatory approval in 74 countries. We are increasing and intend to continue to increase penetration of our installed base in international markets in which CoolSculpting is currently sold and expand into attractive new international markets by identifying and training qualified distributors. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. In addition, we are opportunistically pursuing direct sales and expanding our marketing campaigns in select international markets.
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
Customers
No individual customer accounted for more than 10% of annual revenue in 2016 and 2014. One aesthetic chain, along with its affiliated franchises, accounted for 10% of revenue in 2015 and 10% of accounts receivable as of December 31, 2015. No individual customer accounted for more than 10% of accounts receivable as of December 31, 2016.
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
We also continue to offer a comprehensive practice certification program, originally launched in 2011. A customer's participation in this certification program and our other practice support programs, other than the initial training program, is voluntary. We have found that the most successful practices have the customer involved in every part of the training and marketing process. To become certified, customers must commit to engage in quarterly business strategy meetings with one of our PDMs, educate members of their office in our CoolSculpting best practices, and adopt our guidelines for before and after patient photographs. Once certified, customers receive distinction on our website. Furthermore, in late 2013 we launched the first of our customer training programs, CoolSculpting University. This program enables new and existing customers to successfully launch their CoolSculpting programs through a curriculum that includes hands-on education, live treatments and lecture-style presentations. In 2016, we hosted over 2,300 medical professionals from 1,035 offices worldwide at our CSU programs. To address the demand for this training from our customers we currently have one training center in Pleasanton, California which we opened in 2013, and a second center in Reston, Virginia, which we opened in the second quarter of 2015. Also, we hosted 19 satellite CSU programs internationally for the year ended December 31, 2016.

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

Direct-to-Consumer

In 2016, we launched a national direct-to-consumer advertising program to build awareness and interest in the marketplace. The national campaign leveraged learnings from the successful direct-to-consumer pilots held in 11 U.S. cities: Atlanta, Dallas, Denver, Houston, San Diego, Miami / Ft. Lauderdale, Minneapolis, Philadelphia, Phoenix, Seattle, Washington, DC.

CoolSculpting website traffic significantly increased in those markets, and local CoolSculpting providers experienced a significant increase in patient interest and treatments. The multiple channels we utilized included television commercials, radio spots, digital advertising, print advertising, out-of-home advertising, social media, and public relations. As of December 31, 2016, our program is active nationally in the U.S.

Customer Support
We strive to provide our customers and authorized distributors with superior customer support. We maintain a staff of Customer Care personnel in our facilities in Pleasanton, California and Reston, Virginia, as well as in the United Kingdom, to support our customers worldwide. This staff is available by telephone and email to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our international distributors. In addition, we provide worldwide technical support to our customers and distributors year round. Our goal is to minimize the disruption caused by a service event, and we strive to repair our customer's CoolSculpting system or provide the customer with a replacement CoolSculpting system within one day after notifying us of a problem. In the event of a technical issue with a CoolSculpting system, one of our Customer Care personnel will call the customer and determine whether the technical issue may be resolved over the telephone or whether the issue requires intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to ship and setup a replacement CoolSculpting system, or the applicable module of the CoolSculpting system, at the customer's office. To reduce shipping times and costs, we ensure that a number of CoolSculpting systems and replacement modules are available in specific regions throughout North America and other international locations. Upon arrival at the customer site, our logistics provider will move the replacement CoolSculpting system or module into the customer's office, unpack it, set it up and then power on the CoolSculpting system to ensure it is working properly. Because of the modular design of our CoolSculpting system, our logistics provider is not required to have any specialized training or expertise, and a number of logistics providers are available to provide these services. Upon completion, our logistics provider calls our Customer Care personnel and confirms the successful delivery and setup, and then ships the defective CoolSculpting system or module to our headquarters for repair. We allow our customers to keep the newly delivered CoolSculpting system or the applicable module, and in many cases we repair and reuse the defective CoolSculpting system or module received from our customer for future service calls. In the direct markets outside of North America and our Europe direct markets, our CoolSculpting system is serviced and supported through our independent distributors. We pro-actively deploy replacement CoolSculpting systems, modules, and components to strategic hubs worldwide to facilitate quick response time to service events and to maximize customer “uptime.”

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
Manufacturing
We occupy 34,176 square feet in our manufacturing facility in Dublin, California and 15,755 square feet of warehouse space in Livermore, California. We manufacture our CoolSculpting system and store raw materials at our Dublin facility. The Livermore facility is used for assembling our procedure packs and distribution of our CoolSculpting systems and procedure packs. In addition, in the third quarter of 2016 we began manufacturing CoolGels and CoolCards in our Galway, Ireland facility, which has a total of 47,880 square feet.
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
Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA's Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA inspected our Pleasanton facility in April 2011, April 2013 and March 2016, and had no findings or observations. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2012 Quality Management Systems Requirements for regulatory purposes, ISO 13485:2003 under CMDCAS (Canada), Ordinance 169 certification (Japan), 93/42/EEC MDD certification to Annex II Full Quality System (Europe). We have recently been audited by our Notified Body, TUV Rheinland, and all certifications have been extended to cover all of our facilities.
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
Our current facilities are adequate to support our near-term operations; however, they may not be sufficient in the long term. Leases for our manufacturing and warehouse locations expire in May 2017. In January 2017, we signed a six-year lease for a new manufacturing facility in Dublin, California in close proximity to our corporate headquarters, as well as a new warehouse facility lease (through January 2022) in Livermore, California. These new facilities are intended to replace our existing Dublin and Livermore facilities, which have leases that are set to expire in 2017.

Our business typically has a short sales cycle, and to date we have not had a significant backlog of orders at the end of any given quarter. We define backlog as unshipped orders resulting from lack of available product to fulfill non-cancelable sales orders.
Competition
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for CoolSculpting could be limited by the products and technologies offered now or in the future by our competitors. We designed CoolSculpting to address the aesthetic concerns of individuals who have stubborn fat bulges. Although effective at reducing fat, invasive and minimally-invasive procedures may involve patient pain, expense, downtime, and the risks typically associated with surgical procedures. As a result, patients who do not require significant fat reduction to achieve meaningful aesthetic results explore non-invasive fat reduction and body contouring procedures to avoid the pain, expense, downtime, and surgical risks associated with invasive and minimally-invasive procedures.
In addition to the above invasive and minimally-invasive procedures, the FDA has also cleared the marketing of several noninvasive technologies for fat reduction, circumferential reduction, fat cell destruction or body contouring. These noninvasive procedures involve various energy forms, including radio frequency, laser, or high intensity focused ultrasound, applied through the skin to eliminate fat cells. These technologies vary in the number of treatments required to produce a noticeable effect. Additionally, the high temperatures involved in certain of these procedures may lead to the patient experiencing various degrees of pain.
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

Patents and Proprietary Technology
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2016, our patent portfolio comprised 146 issued patents and 82 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our core Cryolipolysis technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from MGH and generally relate to our core technology relating to our CoolSculpting system. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2023 or later.
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
As of December 31, 2016, we have completed all milestones associated with the license agreement with MGH and have made all required license fee and milestone payments to MGH, described above. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.
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

The CoolSculpting system originally received 510(k) clearance in 2008 as a skin cooling device to minimize pain and thermal injury during laser and dermatological treatments. An additional 510(k) notification was submitted to the FDA in 2008 for the indication of cold-assisted lipolysis and a reduction in the subcutaneous fat layer. That premarket notification was subsequently determined by the FDA to be not substantially equivalent to the predicates identified because the device had a new intended use that alters the therapeutic effect impacting safety and effectiveness; therefore, our device for cold-assisted lipolysis and a reduction in the subcutaneous fat layer was automatically classified as Class III. We petitioned the FDA that this classification should be Class II because it does not support or sustain human life, is not of substantial importance in preventing impairment of human health, and does not present a potential, unreasonable risk of illness or injury. In September 2010, the FDA approved our de novo petition for Class II reclassification and issued a clearance letter for non-invasive fat reduction of the flanks (love handles). Subsequently on May 2, 2012, we received FDA clearance for expansion of the CoolSculpting indication to include the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which enables shorter treatment times. In September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. In March 2016, CoolSculpting was also cleared for the treatment of fat around the bra straps, on the back, and underneath the buttocks or “banana roll.” Most recently, in November 2016, the FDA cleared the CoolSculpting treatment of the upper arm.

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
Employees
As of December 31, 2016, we had 686 employees, with 343 employees in sales and marketing, 82 in research and development, including clinical, regulatory and certain quality functions, 166 employees in operations, and 95 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are in good standing and we strive to foster a positive work environment.

Financial Information About Geographic Areas
Financial information regarding revenue and long-lived assets by geographic area, as well as revenue by system revenue and consumable revenue, is included in Note 12 “Segment Information” in “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K. Financial information regarding revenue, profit and loss and total assets is included in the financial statements in this Annual Report on Form 10-K.

See “There are additional hurdles we must overcome in order to effectively market and sell CoolSculpting in markets outside of North America” in Item 1A. Risk Factors, for certain risks attendant with foreign operations.

General Information
We were originally incorporated in Delaware in March 2005 as Juniper Medical, Inc. In July 2007, we changed our name to ZELTIQ Aesthetics, Inc. Our principal corporate offices are located at 4410 Rosewood Drive, Pleasanton, CA 94588 and our telephone number is (925) 474-2500. Our website is located at www.coolsculpting.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.
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

Risks Related to our Potential Merger with Allergan plc

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On February 13, 2017, we entered into a definitive agreement with Allergan Holdco US, Inc. (which we refer to as Allergan US), a subsidiary of Allergan plc (which we refer to as Allergan), pursuant to which, upon the terms and subject to the conditions set forth therein, we would merge with and into a wholly-owned, indirect subsidiary of Allergan and continue on as a surviving entity and wholly-owned, indirect subsidiary of Allergan. The merger is subject to closing conditions, including the adoption of the merger agreement by the holders of a majority of the outstanding shares of our common stock. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. For example, on February 10, 2017, the closing price for our common stock was $49.40, and on the next trading day, following the announcement of our entering into the merger agreement, our stock price increased to a closing price of $55.93 per share. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Allergan a termination fee of $74.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.
The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While the merger is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our CoolSculpting systems and consumables, and patients may delay undergoing procedures, pending completion of the merger or termination of the merger agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.
In addition, while the merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have incurred and will continue to incur significant expenses related to the merger;

•
the merger agreement restricts us from engaging in business activities outside of our ordinary course of business without Allergan’s permission and, if we determine that doing so would be advantageous and Allergan does not consent, we would not be able to pursue those advantageous activities; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
If the merger occurs, our stockholders will not be able to participate in any upside to our business.
Upon consummation of the merger, our stockholders will receive $56.50 in cash per share of our common stock owned by them, but will not receive any shares of Allergan ordinary shares. As a result, if our business following the merger performs well, our current stockholders will not receive any additional consideration, and will therefore not receive any benefit from the performance of our business.

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

We commenced commercial sales of CoolSculpting for the selective reduction of fat in the United States in late 2010, and expect that the revenue we generate from sales of our CoolSculpting system and CoolSculpting consumables will account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the continued and growing acceptance among customers and patients of CoolSculpting as a preferred aesthetic treatment for the selective reduction of fat. Although we have received FDA clearance to market CoolSculpting for the selective reduction of fat for eight specified body areas in the United States and are approved or are otherwise free to market CoolSculpting in numerous international markets, increased acceptance among customers and patients of CoolSculpting may not occur. We cannot assure you that demand for CoolSculpting will continue or grow among customers and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from sales of CoolSculpting systems and consumables associated with each CoolSculpting cycle, any failure of this product to satisfy customer or patient demand will harm our business and future prospects.

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

Our ability to market CoolSculpting in the United States is limited to the non-invasive reduction of fat for eight specified body areas, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We currently have FDA clearance to market CoolSculpting in the United States for the non-invasive reduction of fat for eight specified body areas. This clearance restricts our ability to market or advertise CoolSculpting treatment for other specific body areas, which could limit customer and patient adoption of CoolSculpting. Developing and promoting new treatment indications and protocols and new treatment applicators for our CoolSculpting system are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we will be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote CoolSculpting in the United States will be limited. Because we anticipate that sales in the United States will account for a substantial majority of our revenue for the foreseeable future, ongoing restrictions on our ability to market CoolSculpting in the United States could harm our business and limit our revenue growth.

Customers must make significant capital expenditures to purchase our CoolSculpting systems, which makes it difficult to increase our customer base, and if we are not able to convince customers to make this capital expenditure, our ability to grow our business will be harmed.

Customers must make significant capital expenditures to purchase our CoolSculpting systems, and our ability to increase the number of customers willing to make these significant capital expenditures and make CoolSculpting a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our CoolSculpting system and the revenue that a customer can derive from performing CoolSculpting cycle are compelling when compared to the cost and revenue associated with alternative aesthetic treatments our customer may offer. In addition, alternative treatments may be invasive, minimally-invasive, or non-invasive and we must, in some cases, overcome a bias against non-invasive aesthetic procedures for fat reduction, principally from plastic surgeons. Further, we believe some of our marketing programs, including our co-operative marketing strategy with individual practices, will be critical in driving additional CoolSculpting procedures, but these programs require customers commitment and involvement to succeed. If we are unable to increase customer adoption and use of CoolSculpting, our financial performance will be adversely affected.

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

The CoolSculpting procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo a CoolSculpting procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs, including our direct-to-consumer marketing and co-operative marketing strategy with individual practices;

•	the cost, safety, and effectiveness of CoolSculpting versus other aesthetic treatments;

•	the price of CoolSculpting relative to other aesthetic products and alternative treatments;

•	the willingness of patients to wait up to four months post-treatment to notice the aesthetic results of a CoolSculpting procedure;

•	the ability to obtain regulatory clearance to market CoolSculpting for additional treatment indications in the United States;

•	the adverse event profile of CoolSculpting, including warnings, side effects, and contraindications, which are subject to change;

•	the extent to which our customers recommend CoolSculpting to their patients;

•	our success in attracting consumers who have not previously purchased an aesthetic procedure;

•	the extent to which our CoolSculpting procedure satisfies patient expectations;

•	our ability to properly train our customers in the use of CoolSculpting such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and CoolSculpting in particular; and

•	general consumer confidence, which may be impacted by economic and political conditions.

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

Our CoolSculpting system consists of a CoolSculpting control unit and our CoolSculpting applicators. Our CoolSculpting procedure packs are composed of consumable CoolGels, CoolLiners, Geltraps, skin wipes and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customer to perform a fixed number of CoolSculpting cycles. We manufacture our CoolSculpting system at our own facilities. During the second quarter of 2013, we fully in-sourced the manufacturing of our CoolSculpting system. CoolGels, CoolLiners and disposable securement accessories continue to be manufactured through third-party contract manufacturers. To manufacture our CoolSculpting system in the quantities that we believe will be required to meet anticipated increased market demand, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional regulatory approvals. In addition, the development of these manufacturing capabilities will require us to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

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

Key components of our consumable procedure packs, including CoolGels, CoolLiners, Geltraps, skin wipes and securement accessories used with our CoolSmooth applicator, are manufactured by third-party contract manufacturers. If the operations of third-party contract manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations, regulatory problems or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

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

We are currently exploring the use of our proprietary controlled cooling technology for other indications, and in September 2015, we entered into a new collaboration and patent license agreement with MGH to develop and commercialize a controlled cooling product for the treatment of acne and certain related skin conditions. However, there can be no guarantee that our research and development efforts will produce results that will enable us to pursue a regulatory submission to commercialize our proprietary controlled cooling technology for use in acne or any other indication, or that any submission that we make will receive regulatory approval. If our research and development efforts are not successful, we will have expended research and development efforts and capital in pursuing these indications without realizing any benefits from these efforts and expenses.

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

We have increased our headcount from 208 at January 1, 2013, to 686 at December 31, 2016, and plan to continue to hire additional employees as we increase our commercialization and sales activities for CoolSculpting. This growth has placed and may continue to place a strain on our management and our administrative, operational, and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls, reporting systems, and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

2015 was the first year in which we have generated positive cash flow from operations. Until such time, if ever, as we can achieve significant and sustained positive cash flows from sales of our CoolSculpting system and from sales of cycles in the form of consumable procedure packs, we will be required to finance our operations with our cash resources. We may need to raise additional funds in the future to support our operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. If we require additional capital at a time when investment in our company, in medical technology or aesthetic product companies or the marketplace in general is limited, we may not be able to raise such funds at the time that we desire, or at all. If we do raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences, or privileges senior to those of holders of our common stock. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we could be required to relinquish significant rights to our technologies and products, or grant licenses on terms that are not favorable to us.

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

In 2016, we continued the implementation of our international tax structure which includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of the implementation, we anticipate in future years that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

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

Risks Related to Regulation

The regulatory clearance and approval process is expensive, time-consuming, and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our CoolSculpting system and any future products we develop, such as for the treatment of cellulite, acne and certain related skin conditions.

We are investing in the research and development of new products and procedures based on our proprietary controlled cooling technology platform, such as for the treatment of cellulite, acne and certain related skin conditions. Our products are subject to 510(k) clearance by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, if we make any changes or modifications to our CoolSculpting system that could significantly affect its safety or effectiveness, or would constitute a change in its intended use, we may be required to submit a new notification for 510(k) clearance, premarketing approval or foreign regulatory approvals. For example, we will be required to submit new 510(k) notifications to expand our ability to market CoolSculpting for use on other areas of the body beyond the eight specified body areas for which we already have approval, and for the treatment of cellulite, acne and certain related skin conditions.

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

The FDA strictly regulates the promotional claims that may be made about FDA-cleared products. In particular, a product may not generally be promoted for uses that are not cleared or approved by the FDA as reflected in the product's labeling. Our current FDA labeling only permits marketing CoolSculpting in the United States for use on eight specified body areas and restricts us from promoting it for use on other parts of the body. The FDA does not regulate the practice of medicine however, and, we are aware that CoolSculpting is used by our customers on other parts of the body. If we are found to have inappropriately promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and entered agreements with several companies that require cumbersome reporting and oversight of sales and marketing practices. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

To our knowledge, the CoolSculpting Platform is not reimbursed by any third party payers, including federal health care programs such as Medicare and Medicaid. This helps to limit our possible exposure under certain U.S. health regulatory laws that have been at issue in some other medical technology enforcement. This also means we are not required to track and report marketing expenditures under the federal physician payment “sunshine” provisions enacted under the Patient Protection and Affordable Care Act, or ACA. However, in the event third party reimbursement were available (or was caused to be paid inappropriately), our business could potentially be subject to a range of broad-reaching health regulatory laws, including, for example, the federal health care anti-kickback statute, or the ACA’s “sunshine” provisions. In addition, even without third party reimbursement for the CoolSculpting Platform, state “consumer protection” laws generally prohibit unfair and deceptive marketing practices directed at consumers, and such laws are generally broad enough to prohibit a range of marketing activities with respect to health care products and services that may be acceptable in other industries.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2016, our patent portfolio comprised 146 issued patents and 82 pending patent applications, each of which we own solely or license exclusively. However, patents may not be issued on any pending or future patent applications we file and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents, and they may not provide us with freedom to operate unimpeded by the patent rights of others.

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

We are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and general practice markets. We also plan to explore potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners. Although MGH cannot restrict our future product development efforts, the terms of our license agreement with MGH may require us to pay MGH a royalty of up to 7% of net sales of future products we develop or that may be developed by our strategic partners. Whether we are required to pay a royalty will depend on whether our future products incorporate the intellectual property we licensed from MGH. Any royalty we are required to pay will reduce our income from sales of such future products and may make it more difficult for us to successfully commercialize these products directly or through a strategic partner.

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

Our stock price is volatile and from October 19, 2011, the first day of trading of our common stock, to February 13, 2017, our stock has had low and high closing sales prices per share in the range from $3.20 to $55.93 per share. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;

•	changes in estimates of our financial results or recommendations or cessation of coverage by securities analysts;

•	changes in the estimates of the future size and growth rate of our market opportunity;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry, and market conditions;

•	success of competitive technologies and procedures;

•	changes in our pricing policies;

•	announcements of significant new technologies, procedures, or acquisitions by us or our competitors;

•	changes in legislation or regulatory policies, practices or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of our executives and other key employees;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	actual or expected sales of our common stock by the holders of our common stock;

•	the potential acquisition by Allergan plc; and

•	the trading volume of our common stock.

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

As a public company in the United States, we and our independent registered public accounting firm are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report, among other things, on the effectiveness of our internal control over financial reporting, which we determined was not effective as of December 31, 2015 and December 31, 2016. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC and the securities exchange on which we trade and investors may lose confidence in our operating results, which would have a material adverse effect on our business and on the price of our common stock and our ability to access the capital markets.

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness in our risk assessment process, our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2016 and December 31, 2015. New controls and control enhancements implemented in response to deficiencies identified from the material weakness existing as of December 31, 2015 were not sufficient to address the risk of material misstatement in 2016 and we cannot assure you that the processes, procedures and controls we continue to implement will result in remediation of the material weakness in 2017. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

Our directors, executive officers, and entities with which they are affiliated beneficially own approximately 11% of our outstanding common stock as of February 24, 2017. This concentration of ownership may not be in the best interests of our other stockholders. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers, or holders of our outstanding common stock currently in place. However, these stockholders, acting together, would be able to exercise significant influence on all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

We occupy 71,670 square feet for our executive office in Pleasanton, California, under a lease which extends through October 2027, 19,465 square feet in our manufacturing facility in Dublin, California, under a lease which extends through May 2017, and 15,755 square feet of warehouse space in Livermore, California, under a lease which extends through May 2017. We occupy 47,880 square feet in our manufacturing facility in Galway, Ireland, under a lease which extends through June 2022. We also occupy office and warehouse space near Gatwick, United Kingdom, under a lease which extends through December 2018, Taipei, Taiwan, under a lease which extends through August 2018, and Reston, Virginia, under a lease which extends through September 2020. We hold 45,858 square feet of vacant office space in Pleasanton, California, under a lease which extends through March 2019, that we plan to sublease.

In January 2017, we signed a new manufacturing facility lease (through June 2023) in Dublin, California for 33,354 square feet as well as a new warehouse facility lease (through January 2022) in Livermore, California for 42,688 square feet (collectively "2017 lease facilities"). The new 2017 lease facilities are intended to replace our existing Dublin and Livermore facilities, which have leases that are set to expire in 2017.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in legal and administrative proceedings and claims of various types. Based on the information presently available, we believe that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol of “ZLTQ.” The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

2016	High	Low
First Quarter	$28.38	$18.41
Second Quarter	31.37	23.58
Third Quarter	40.98	26.92
Fourth Quarter	46.00	32.07

2015
First Quarter	$35.90	$26.15
Second Quarter	34.32	25.79
Third Quarter	38.49	27.40
Fourth Quarter	36.25	26.55
As of February 24, 2017, there were approximately 21 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock held their shares in street name.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2011 through December 31, 2016, for (1) our common stock, (2) the NASDAQ Composite index and (3) the NASDAQ Medical Equipment Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return as of
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
ZELTIQ Aesthetics, Inc.	$100.00	$40.76	$166.46	$245.69	$251.14	$383.10
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Medical Equipment	100.00	109.53	131.61	152.86	168.58	180.31

Repurchases of Equity Securities
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2016. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the balance sheet data as of December 31, 2016 and 2015, from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012, were derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Fiscal Years
	2016	2015	2014	2013	2012
Revenue	$354,201	$255,416	$174,478	$111,626	$76,194
Gross profit	250,674	181,041	124,414	77,437	50,688
Income (loss) from operations	13,224	3,694	2,124	(19,348)	(30,039)
Net income (loss)	$694	$41,802	$1,531	$(19,305)	$(30,143)
Net income (loss) per share:
Basic	$0.02	$1.08	$0.04	$(0.53)	$(0.87)
Diluted	$0.02	$1.02	$0.04	$(0.53)	$(0.87)

Balance Sheet Data:
Cash and cash equivalents	$54,815	$35,710	$28,649	$25,798	$22,876
Working capital	92,505	68,402	56,540	42,430	49,590
Total assets	214,345	$178,827	103,905	88,054	90,269
Total long-term liabilities	3,859	1,125	923	275	236
Total stockholders' equity	$137,727	$124,302	$70,519	$62,576	$72,580

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary controlled cooling technology platform. Our first commercial product, the CoolSculpting system, is designed to selectively reduce stubborn fat bulges. We generate revenue primarily from sales of our CoolSculpting system, add-on applicators and from sales of cycles in the form of consumable procedure packs to our customers. Our CoolSculpting system comprises a CoolSculpting control unit and our CoolSculpting applicators which are designed to allow a physician to treat a different size and shape fat bulge. With the launch of our CoolAdvantage and CoolAdvantage Plus applicators in June 2016 and December 2016, respectively, we currently offer eight CoolSculpting applicators for use with our CoolSculpting system.

We received clearance from the Food and Drug Administration ("FDA"), in September 2010 to market CoolSculpting for the selective reduction of fat around the flanks, an area commonly referred to as the “love handles.” In May 2012, CoolSculpting was cleared by the FDA for treatment of the abdomen area. In April 2014, CoolSculpting was cleared by the FDA for treatment of the thigh area, and, in January 2015, CoolSculpting was cleared by the FDA for treatment at lower temperatures which enables shorter treatment times. In September 2015, the FDA cleared CoolSculpting for treatment of the submental area under the chin, an area that is consistently ranked as one of the top areas of concern both by consumers and physicians. In March 2016, CoolSculpting was cleared for the additional treatment areas of around the bra strap, on the back, and underneath the buttocks or “banana roll.” Most recently, in November 2016, the FDA cleared the CoolSculpting treatment of the upper arm. Additionally, in July 2016, the CoolSculpting system achieved China FDA approval for non-invasive fat reduction of the abdomen and flanks.

We may seek additional regulatory clearances from the FDA to expand our United States marketed indications for CoolSculpting to other areas on the body. We have received regulatory approval or are otherwise free to market CoolSculpting in numerous international markets where use of the product is generally not limited to specific treatment areas. Customers in these markets commonly perform CoolSculpting procedures on the back and chest, in addition to the flanks, abdomen, thighs, submental area under the chin, as well as around the bra straps and underneath the buttocks. We recently launched a new family of applicators called CoolAdvantage. These applicators reduce treatment time by nearly half compared to our existing applicators due to lower temperatures. In June 2016, we released our first applicator from this family, which features an adaptable 3-in-1 configuration and enhanced cup design. Additionally, in December 2016, we launched the second applicator from this family, CoolAdvantage Plus, designed to address larger fat bulges.

In the United States and related territories, as well as Canada, we use our direct sales organization to selectively market CoolSculpting. In markets outside of North America, including Asia Pacific, Latin America and Europe, we sell CoolSculpting through both a direct sales organization as well as a network of distributors. We intend to continue developing our international sales and marketing organization to focus on increasing sales and strengthening our customer relationships. We also intend to seek regulatory approval to market CoolSculpting in key additional international markets, including markets in Asia and Europe. Revenue from markets outside of North America accounted for 20%, 24% and 23% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Our ongoing research and development activities are primarily focused on improving and enhancing our CoolSculpting system and CoolSculpting procedure. In addition to these development activities related to CoolSculpting, we are exploring additional uses of our proprietary controlled cooling technology platform for the dermatology, plastic surgery, aesthetic and general practice markets. We are also exploring potential therapeutic uses for our platform technology, either directly or through collaborative arrangements with strategic partners.

Recent Developments
On February 13, 2017, we entered into a definitive agreement with Allergan Holdco US, Inc. (which we refer to as Allergan US), a subsidiary of Allergan plc (which we refer to as Allergan), pursuant to which, upon the terms and subject to the conditions set forth therein, we would merge with and into a wholly-owned, indirect subsidiary of Allergan and continue on as a surviving entity and wholly-owned, indirect subsidiary of Allergan. The completion of the proposed acquisition is subject to the satisfaction of various closing conditions, including the approval of the merger by our stockholders. The merger is expected to be completed in the second half of 2017 at a price of $56.50 per share of common stock.
Financial Overview

Revenue

We generate revenue primarily from sales of our CoolSculpting system and from sales of consumables to our customers. We generated revenue of $354.2 million, $255.4 million and $174.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

System revenue. Sales of our CoolSculpting system include the CoolSculpting control unit and our CoolSculpting applicators. Sales of systems can include sales of systems to new customers that include our entire suite of applicators, as well as multi-system sales to new customers or sales to existing customers which may not include the entire suite of applicators. Additionally, some practices may purchase additional applicators, or add-on applicators, for existing systems. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue represented 45%, 51% and 53% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Our worldwide installed base grew by 28% from approximately 4,700 units as of December 31, 2015, to approximately 6,000 units as of December 31, 2016.

Consumable revenue. We generate consumable revenue through sales of cycles in the form of consumable procedure packs, each of which includes our consumable CoolGels, CoolLiners, Geltraps, skin wipes and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. In addition, each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. Consumable revenue accounted for 55%, 49% and 47% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. We shipped 1.5 million, 1.0 million and 0.6 million CoolSculpting revenue cycles to our customers during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Our estimates and assumptions, including those related to revenue recognition (including customer incentives), customer programs and payments, product warranties, valuation of stock-based compensation, and income taxes are updated as appropriate, on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates and assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive our revenue from the sales of the CoolSculpting system, consisting of a control unit and applicators, and, from time to time, related extended warranty arrangements, and from the sale of cycles in the form of consumable procedure packs, each of which includes our consumable (CoolGels, CoolLiners, Geltraps, and skin wipes) and in the case of our CoolSmooth procedure packs, disposable securement accessories, all of which are used by our customer during treatments. We earn revenue from the sale of these products to our customers and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is deferred in the event that any of the revenue recognition criteria is not met. Each consumable procedure pack includes a disposable computer cartridge that we market as the CoolCard. The CoolCard contains enabling software that permits our customers to perform a fixed number of CoolSculpting procedures, or cycles. We do not market this software separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. We market the CoolSculpting system as a non-invasive aesthetic device for the selective reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. In addition, we do not incur significant software development costs or capitalize our software development costs. Based on this assessment, we consider the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC.

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

Customer Programs and Payments

We regularly evaluate the adequacy of our estimates for cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require us to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to sales, cost of goods sold or operating expenses.

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

Cooperative Marketing Arrangements. We offer cooperative marketing programs primarily to our North American customers, allowing the customers to receive partial reimbursement for qualifying advertising expenditures which promote our product and brand. Customer participation and reimbursement amounts are estimated based on purchase levels of CoolCards. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the time of commitment, based on the related program parameters, review of qualifying advertising expenditures by the customer and historical reimbursement experience.

Customer Incentive Programs. Our customer incentive program consists of rebates for certain distributors based on purchase levels. Estimated costs of customer rebates and similar incentives are recorded at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized. Accruals for performance-based incentives are recognized as a reduction of the sale price at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of these programs.

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

Product Warranties

Sale of our control units and applicators includes a limited 12-month warranty on product quality for domestic customers and a limited 38-month (control units) and 14-month (applicators) warranty for international indirect customers. We offer a limited 14-month warranty for control units and applicators for our international direct customers.

We accrue warranty and related costs based on our best estimates when we determine that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. For new product introductions in which we may not have any historical experience, we make estimates for warranty claims based on a combination of historical experience of other similar products sold and qualitative and quantitative information. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.

Valuation of Stock-Based Compensation

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

Income Taxes

We are subject to income taxes in multiple jurisdictions, including but not limited to the United States, Ireland and United Kingdom, and we use estimates in determining our income taxes. We use the asset and liability method of accounting for income taxes. Under this method, we calculate deferred tax asset or liability account balances at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect our taxable income.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Since inception, we determined that a valuation allowance should be recorded against all of our domestic net deferred tax assets. We perform a quarterly assessment over the realizability of our deferred tax assets that requires us to exercise significant judgment and make estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Due to strong operating results in recent years, the expectation that we will continue to generate taxable income into the foreseeable future and our tax planning action of migrating and licensing certain intellectual property to our foreign entities, our assessment regarding whether it is more likely than not that we will realize our deferred tax assets has changed. We released $40.4 million of the valuation allowance on all domestic deferred tax assets except for California R&D credits during the fourth quarter of 2015. We continue to apply a valuation allowance against our California R&D credit deferred tax assets. In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, eight consecutive quarters of profitability and strong revenue growth). We gave the most significant weight in our evaluation to the objective, direct positive evidence related to our recent strong financial results, particularly our positive levels of pre-tax income.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. Given the valuation allowance release described above, we believe our currently unrecognized tax benefits would, if recognized, affect our effective income tax rate.
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
Utilization of net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. We have assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2016, and concluded no limitation currently applies, and we will continue to monitor activities in the future. In the event we experience any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.
Out-of-period adjustments
See Note 1 in the Notes to Consolidated Financial Statements, which information is incorporated by reference here.

Results of Operations

Revenue (in thousands, except for percentages):

	Years Ended
	December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
Revenue
System revenue	$158,037	$130,698	$93,015	21%	41%
Consumable revenue	196,164	124,718	81,463	57%	53%
Total revenue	$354,201	$255,416	$174,478	39%	46%

Overall, we experienced an increase in revenue primarily as a result of our national direct-to-consumer advertising campaign, the expansion of our sales force into new and existing key markets, increased focus and prioritization of our business through our sales team structure, training, and an increase in our installed base of CoolSculpting systems.

System revenue. In 2016 as compared to 2015, system revenue increased by $27.3 million, or 21%. Overall, we sold 1,366 systems in 2016, as compared to 1,458 systems in 2015. We continue to experience significant sales of add-on applicators to existing customers, driven by our CoolMini, CoolAdvantage and CoolAdvantage Plus applicators which we launched in September 2015, June 2016 and December 2016, respectively. Incremental add-on applicator revenue was $26.2 million in 2016, which substantially relates to our CoolAdvantage applicator, whereas in 2015, our incremental add-on revenue, related primarily to our CoolMini applicators, totaled $15.5 million. Add-on applicators allow our customers to optimize their existing system to fit different body shapes and sizes, as well as different body parts or regions of the body.

In 2015 as compared to 2014, system revenue increased by $37.7 million, or 41% driven by higher system sale volumes in both North America (primarily from large purchases from a single aesthetic chain) and our International markets. Overall, we sold 1,458 systems in 2015, as compared to 1,001 systems in 2014. We also experienced an increase in sales of add-on applicators to existing customers primarily related to our launch of our CoolSmooth Pro and CoolMini applicators in 2015. Such total incremental add-on applicator revenue was $15.5 million in 2015, which is primarily related to our CoolMini applicator, whereas in 2014, our incremental add-on revenue, related primarily to our CoolSmooth applicators, totaled $9.6 million.

Consumable revenue. In 2016 as compared to 2015, consumable revenue increased by $71.4 million, or 57%, primarily due to the growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers as a result of our targeted marketing programs in 2016 and the release of our CoolAdvantage applicators, which require a different consumable procedure pack and carry a higher average selling price than our procedure packs for legacy applicators. Overall, we shipped approximately 1.5 million, 1.0 million and 0.6 million CoolSculpting revenue cycles to our customers in 2016, 2015 and 2014, respectively.

In 2015 as compared to 2014, consumable revenue increased by $43.2 million, or 53%, primarily driven by the growth of our worldwide installed base of CoolSculpting systems and an increased number of consumable procedure packs shipped to our customers as a result of our targeted marketing programs in 2015 and the release of our CoolMini applicator which requires a different consumable procedure pack and carries a higher average selling price than our procedure packs for other applicators.

Gross Profit (in thousands, except for percentages):

	Years Ended
	December 31,
	2016	2015	2014
Gross profit	$250,674	$181,041	$124,414

Gross margin	70.8%	70.9%	71.3%

Gross margin may fluctuate with product and regional mix, selling prices, material costs and revenue levels.

In 2016 as compared to 2015, gross margin decreased by 0.1 percentage points. The decrease in gross margin was due to the launch of our newer applicators, CoolAdvantage and CoolAdvantage Plus, which contribute a lower gross margin relative to our corporate average, as well as increases in warranty and inventory-related expenses. The decrease was partially offset by a higher percentage of total revenue attributable to consumables which carry a higher gross margin relative to our corporate average.

In 2015 as compared to 2014, gross margin decreased by 0.4 percentage points. The decrease in gross margin was due to lower average selling prices in 2015 driven by the combination of sales to international customers, large purchases from a single aesthetic chain, and our CoolSmooth PRO exchange program, as well as the launch of the CoolMini applicator, which carries a lower gross margin profile than the legacy applicators we offer.

Operating Expenses (in thousands, except for percentages):

	Years Ended
	December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
Operating expenses:
Sales and marketing	$174,169	$125,458	$83,579	39%	50%
General and administrative	$37,759	$28,980	$20,515	30%	41%
Research and development	$25,522	$22,909	$18,196	11%	26%
Total operating expenses	$237,450	$177,347	$122,290	34%	45%

Sales and marketing. In 2016 as compared to 2015, sales and marketing (S&M) expenses increased $48.7 million primarily due to $18.3 million of higher personnel and stock-based compensation expenses due to incremental headcount in 2016 and increased variable compensation from revenue growth, as well as s $18.3 million increase in advertising, public relations and collateral production expenses due primarily to our national direct-to-consumer advertising campaign. Our cooperative marketing expenses increased by $4.8 million due primarily to a higher number of eligible customers in the program in 2016. Travel expenses increased by $2.1 million in connection with sales efforts and continuous training of our salesforce.

In 2015 as compared to 2014, S&M expenses increased $41.9 million primarily due to $17.5 million of higher personnel and stock-based compensation expenses due to incremental headcount in 2015 and increased variable compensation resulting from revenue growth, and a $12.7 million increase in advertising, public relations and collateral production expenses due to our direct-to-consumer advertising campaign which was launched in the second quarter of 2015. Travel expenses increased by $5.1 million in connection with sales efforts and continuous training of our salesforce. Our cooperative marketing expenses increased by $3.0 million due primarily to a higher number of eligible customers in the program in 2015. Lastly, allocable costs related to rent and administrative functions increased by $2.2 million related to additional headcount and higher operating costs as a result of our growth.

General and administrative. In 2016 as compared to 2015, general and administrative (G&A) expenses increased $8.8 million primarily due to $5.8 million of higher personnel and stock-based compensation expenses related to incremental headcount to support growth in our business, $1.0 million of legal expenses from continuing IP enforcement and patient claims settlements, $1.2 million related to a lease termination charge for moving our corporate offices in Pleasanton, California, and $0.7 million of other operating expenses related to the growth in our business.

In 2015 as compared to 2014, G&A expenses increased $8.5 primarily due to an increase in payroll and personnel related costs of $4.2 million of higher personnel and stock-based compensation expenses related to incremental headcount to support growth in our business including our international market, $2.6 million of legal expenses mainly from continuing IP enforcement and patient claims settlements, and $1.7 million other operating expenses related to the growth in our business.

Research and development. In 2016 as compared to 2015, research and development (R&D) expenses increased by $2.6 million primarily due to $1.0 million of higher personnel and stock-based compensation expenses from an increase in headcount, $1.0 million of higher clinical, operational and development expenses as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications, and $0.5 million of increased operational, facilities and allocable expenses associated with higher R&D headcount in 2016.

In 2015 as compared to 2014, R&D expenses increased $4.7 million primarily due to $2.6 million of higher personnel and stock-based compensation expenses from an increase in headcount, $1.3 million of higher clinical, operational and development expenses as we continue to explore ways to leverage our proprietary cooling platform for additional applications and indications, and $0.6 million of incremental operational expenses associated with higher R&D headcount in 2015.

Interest Income (Expense) and Other Income (Expense), Net (in thousands, except for percentages):

	Years Ended
	December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
Interest income (expense), net	$(45)	$58	$63	(178)%	(8)%
Other income (expense), net	$1,599	$(420)	$(425)	(481)%	(1)%

Interest income (expense), net. In 2016 as compared to 2015, we incurred interest expense from sales tax filings combined with lower interest income attributable to a decline in the average balance of our investments. In 2015 as compared to 2014, interest income was relatively unchanged.

Other income (expense), net. In 2016 as compared to 2015, other income (expense), net was primarily the result of foreign exchange net gains driven by the re-measurement of currencies and liabilities denominated in currencies other than the functional currencies. In 2015 as compared to 2014, other income (expense), net was relatively unchanged.

Income Taxes

Net income was impacted by tax expense of $14.1 million, of which $11.4 million is a deferred tax expense. We continue to apply a valuation allowance against our California research and development credit deferred tax assets based on the fact that we have concluded that such amounts are unlikely to be realized in future periods. Our provision for (benefit from) income taxes for the years ended December 31, 2016 and 2015 of $14.1 million and $(38.5) million, respectively, was for U.S. Federal, certain state and corporate taxes in foreign jurisdictions and certain income tax uncertainties, including interest and penalties.
Beginning in 2015, we began implementing an international tax structure that includes a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

Liquidity and Capital Resources

The following table summarizes our working capital, cash and cash equivalents, short-term and long-term investments as of December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Cash and cash equivalents	$54,815	$35,710	$28,649
Short-term investments	1,603	12,867	16,286
Long-term investments	1,961	3,490	4,805
Total	$58,379	$52,067	$49,740

Working capital	$92,505	$68,402	$56,540

We believe that cash held in the U.S., in addition to cash from operations, is sufficient to fund our U.S. operating requirements. Cash held outside the U.S. has historically been used to fund international operations, although those amounts may be used for the repayment of intercompany loans. As of December 31, 2016, cash held outside the U.S. was $14.6 million. The majority of cash held outside the United States relates to undistributed earnings of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Amounts held by foreign subsidiaries are generally subject to U.S. income tax on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. Our intent is to reinvest these funds outside of the U.S. indefinitely, and we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs for the foreseeable future.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$16,373	$7,743	$(856)
Net cash provided by investing activities	5,306	445	6,357
Net cash used in financing activities	(1,069)	(418)	(2,188)
Effect of exchange rate on cash and cash equivalents	(1,505)	(709)	(462)
Net increase in cash and cash equivalents	$19,105	$7,061	$2,851

Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Operating activities.

Net cash provided by operating activities was $16.4 million in 2016, and consisted of a net income of $0.7 million and non-cash items of $34.8 million, offset by a net change in operating assets and liabilities of $19.2 million. Non-cash items in 2016 consisted primarily of a stock-based compensation expense of $17.2 million, depreciation and amortization expense of $3.6 million, and the deferred income tax provision of $11.4 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $12.5 million, accounts receivable of $23.5 million, and other current and non-current assets of $4.1 million. These uses of cash were offset in part by an increase in accounts payable of $6.3 million, deferred revenue of $1.7 million, and current and non-current liabilities of $12.9 million. We experienced an increase in inventory to support expected customer demand and to support the recent launch of our CoolAdvantage family of applicators. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in other current and non-current assets is primarily due to timing of payments and receivables for credit card payments in transit. The increase in current and non-current liabilities was driven by the timing of invoice receipt and payments to vendors, higher accrued warranty, an increase in accrued compensation related expenses as a result of an increase in headcount and variable compensation, and a lease termination liability we recorded in 2016. The increase in deferred revenue is primarily driven by our increase in revenue deferral for CoolSculpting University (CSU) customer training that has not yet occurred.

Net cash provided by operating activities was $7.7 million in 2015, and consisted of a net income of $41.8 million and non-cash items of $23.5 million, offset by a net change in operating assets and liabilities of $10.5 million. Non-cash items in 2015 consisted primarily of a stock-based compensation expense of $13.2 million, depreciation and amortization expense of $2.4 million, offset by the deferred income tax benefit of $40.4 million resulting from the release of the deferred tax asset valuation allowance. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $12.9 million, accounts receivable of $12.9 million, and other current and non-current assets of $5.3 million. These uses of cash were offset in part by an increase in accounts payable of $4.5 million, deferred revenue of $2.3 million, and other current and non-current liabilities of $13.9 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, as well as increases in purchases of materials to support demand for our recently launched CoolMini applicator. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in other current and non-current assets is primarily due to timing of new contracts, payments and receivables for credit card payments in transit. The increase in other current and non-current liabilities was driven by the timing of invoice receipt and payments to vendors, higher accrued royalty and sales tax payable as result of an increase in sales, an increase in marketing accruals in conjunction with our sales and marketing initiatives, an increase in accrued compensation as a result of an increase in headcount and variable compensation, an increase in taxes payable due to an increase in net income, and due to the increase in accrued legal expenses as we continue to enforce our intellectual property domestically and overseas. The increase in deferred revenue is primarily driven by our increase in sales volume, an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer training that has not yet occurred.

Net cash used in operating activities was $0.9 million in 2014, and consisted of a net income of $1.5 million and non-cash items of $12.6 million, offset by a net change in operating assets and liabilities of $15.0 million. Non-cash items in 2014 consisted primarily of a stock-based compensation expense of $9.4 million, depreciation and amortization expense of $1.8 million, and excess and obsolete inventory expense of $0.9 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $6.9 million, accounts receivable of $11.2 million, and other current and non-current assets of $2.4 million. These uses of cash were offset in part by an increase in accounts payable of $0.6 million, deferred revenue of $2.9 million, and other current and non-current liabilities of $2.0 million. We experienced an increase in inventory as we continued to build inventory to support expected customer demand, increases in purchases of materials to support demand for our CoolSmooth applicator launched in 2014 as well as compliance requirements for products being sold in the European Union. The increase in accounts receivable is a function of the increase in sales as well as timing of payment receipts from customers. The increase in other current and non-current assets is primarily due to timing of payments, as well as receivables for credit card payments in transit. The increase in current and non-current liabilities was driven by the timing of invoice receipt and payments to vendors, higher accrued royalty as result of an increase in sales, an increase in advance payments primarily from international customers due to timing of payment receipt and related shipment and due to an increase in accrued compensation as a result of an increase in headcount. The increase in deferred revenue is primarily a result of an increase in extended warranty sales and the deferral of revenue related to discounts on extended warranties offered in conjunction with customer incentive plans, as well as an increase in revenue deferral for customer attendance of the CSU customer training that has not yet occurred.

Investing activities.

In 2016, net cash provided by investing activities was $5.3 million primarily due to the sale of investments of $8.7 million, proceeds from the maturity of investments of $7.3 million, offset by purchases of investments of $3.2 million and property and equipment of $7.1 million related to leasehold improvements, furniture and fixtures and certain software to support the growth and expansion of our business and related facilities.

In 2015, net cash provided by investing activities was $0.4 million primarily due to the proceeds from the maturity of investments of $20.7 million, offset by purchases of investments of $16.0 million and property and equipment of $4.3 million.

In 2014, net cash provided by investing activities was $6.4 million primarily due to the proceeds from the maturity of investments of $21.4 million, offset by purchases of investments of $13.4 million and property and equipment of $2.3 million.

Financing activities.

In 2016, net cash used in financing activities was $1.1 million, which primarily comprised $7.2 million used to settle income tax withholding liabilities related to vested restricted stock units (RSUs), partially offset by proceeds of $1.9 million related to stock option exercises, $3.2 million from stock issued under the employee stock purchase plan (ESPP) and $1.2 million related to excess tax benefits from stock-based compensation.

In 2015, net cash used in financing activities was $0.4 million, which primarily comprised $8.3 million used to settle income tax withholding liabilities related to vested RSUs, partially offset by proceeds of $4.1 million related to stock option exercises, $2.5 million from stock issued under the ESPP and $1.4 million related to excess tax benefits from stock-based compensation.

In 2014, net cash used in financing activities was $2.2 million, which was primarily comprised of $6.6 million used to settle income tax withholding liabilities related to vested RSUs, partially offset by proceeds of $2.8 million related to stock option exercises, $1.5 million from stock issued under the ESPP and $0.1 million related to excess tax benefits from stock-based compensation.

Contractual Obligations and Commitments

We have certain fixed contractual obligations and commitments that include capital lease obligations, operating lease obligations and purchase commitments. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments, as of December 31, 2016 (in thousands):

	Payments due in Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
Contractual Obligations:
Capital lease obligations	$141	$141	$—	$—	$—	$—	$—
Operating lease obligations	52,138	3,881	5,454	5,198	4,942	4,945	27,718
Non-cancellable purchase commitments	4,889	4,889	—		—		—
Total	$57,168	$8,911	$5,454	$5,198	$4,942	$4,945	$27,718

The contractual obligations table above excludes our gross liability for unrecognized tax benefits which totaled $1.0 million, including estimated interest and penalties, as of December 31, 2016, and is classified in long-term income taxes payable. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Therefore, our liability for unrecognized tax benefits is not included in the table above.

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

Related Party Transactions

See Note 6 "Related Party Transactions" of the Notes to Consolidated Financial Statements, which information is incorporated by reference here.

Recent Accounting Pronouncements

See Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements, which information is incorporated by reference here.

Off-balance Sheet Arrangements

As of December 31, 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations and inflation. Our exposure to foreign currency exchange risk has been insignificant because the majority of our revenue and our expenses are incurred and paid in U.S. dollars.

Interest Rate Fluctuations

We hold cash equivalents as well as short-term and long-term fixed income securities. All maturities are less than two years. Our holdings include fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. The fair value of our holdings may be adversely impacted due to a rise in interest rates; as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in fair value due to changes in interest rates. As of December 31, 2016 and 2015, we had approximately $3.6 million and $16.4 million invested in available-for-sale investments, respectively. An immediate 10% change in interest rates would not have had a material impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2016, and therefore, we are not subject to risks from an immediate interest rate increase.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Exchange

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the British Pound and Euro may materially and adversely affect our results of operations upon translation of our United Kingdom and Ireland subsidiaries' financial statements into U.S. dollars. We generate revenue in British Pounds and Euros and a portion of our labor and manufacturing overhead expenses are in Euros. Additionally, a portion of our operating expenses are in British Pounds and Euro. Therefore, a fluctuation in the British Pound and Euro against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in British Pounds and Euros against the U.S. dollar would have had an immaterial impact on our results of operations for fiscal 2016, 2015 and 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZELTIQ Aesthetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of ZELTIQ Aesthetics, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Company’s risk assessment process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 1, 2017

ZELTIQ Aesthetics, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,815	$35,710
Short-term investments	1,603	12,867
Accounts receivable, net of allowance of $1,109 in 2016 and $1,183 in 2015	55,269	33,359
Inventory	37,963	28,095
Prepaid expenses and other current assets	15,614	11,771
Total current assets	165,264	121,802
Long-term investments	1,961	3,490
Restricted cash	822	452
Property and equipment, net	12,140	6,969
Intangible asset, net	4,442	5,092
Deferred tax assets	29,093	40,475
Other assets	623	547
Total assets	$214,345	$178,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,935	$10,903
Accrued compensation	18,798	14,887
Deferred revenue	9,142	7,682
Accrued expenses and other current liabilities	27,884	19,928
Total current liabilities	72,759	53,400
Non-current liabilities	3,859	1,125
Total liabilities	$76,618	$54,525
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 50,000 shares authorized and no shares issued and outstanding at December 31, 2016, and December 31, 2015	—	—
Common stock, $0.001 par value: 500,000 shares authorized at December 31, 2016, and December 31, 2015; 40,165 and 39,218 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	43	43
Additional paid-in capital	231,366	215,621
Accumulated other comprehensive loss	(4,650)	(1,636)
Accumulated deficit	(89,032)	(89,726)
Total stockholders’ equity	137,727	124,302
Total liabilities and stockholders’ equity	$214,345	$178,827
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31,
	2016	2015	2014
Revenue	$354,201	$255,416	$174,478
Cost of revenue	103,527	74,375	50,064
Gross profit	250,674	181,041	124,414
Operating expenses:
Sales and marketing	174,169	125,458	83,579
General and administrative	37,759	28,980	20,515
Research and development	25,522	22,909	18,196
Total operating expenses	237,450	177,347	122,290
Income from operations	13,224	3,694	2,124
Interest income (expense), net	(45)	58	63
Other income (expense), net	1,599	(420)	(425)
Income before income taxes	14,778	3,332	1,762
Provision for (benefit from) income taxes	14,084	(38,470)	231
Net income	$694	$41,802	$1,531
Net income per share:
Basic	$0.02	$1.08	$0.04
Diluted	$0.02	$1.02	$0.04
Shares used to compute net income per share:
Basic	39,645	38,755	37,564
Diluted	41,461	40,796	40,997

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Net income	$694	$41,802	1,531
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,034)	(925)	(767)
Changes in unrealized gains (losses) on available-for-sale securities	20	(15)	(16)
Other comprehensive loss, net of tax	(3,014)	(940)	(783)
Comprehensive income (loss)	$(2,320)	$40,862	$748

The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2013	37,038	$41	$195,507	$87	$(133,059)	$62,576
Issuance of common stock upon exercise of stock options	569	1	2,786	—	—	2,787
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	103	—	1,532	—	—	1,532
Issuance of common stock upon restricted stock units (RSUs) release	725	—	—	—	—	—
Shares repurchased for tax withholding on vesting of RSUs	(311)	—	(6,594)	—	—	(6,594)
Stock-based compensation	—	—	9,383	—	—	9,383
Tax benefit from employee stock plans	—	—	87	—	—	87
Change in unrealized gain on marketable securities, net of tax	—	—	—	(16)	—	(16)
Currency translation adjustments, net of tax	—	—	—	(767)	—	(767)
Net income	—	—	—	—	1,531	1,531
Balances at December 31, 2014	38,124	$42	$202,701	$(696)	$(131,528)	$70,519
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2014	38,124	$42	$202,701	$(696)	$(131,528)	$70,519
Issuance of common stock upon exercise of stock options	609	1	4,135	—	—	4,136
Issuance of common stock under ESPP	109	—	2,492	—	—	2,492
Issuance of common stock upon RSUs release	635	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(259)	—	(8,283)	—	—	(8,283)
Stock-based compensation	—	—	13,219	—	—	13,219
Tax benefit from employee stock plans	—	—	1,357	—	—	1,357
Change in unrealized gain on marketable securities, net of tax	—	—	—	(15)	—	(15)
Currency translation adjustments, net of tax	—	—	—	(925)	—	(925)
Net income	—	—	—	—	41,802	41,802
Balances at December 31, 2015	39,218	$43	$215,621	$(1,636)	$(89,726)	$124,302
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2015	39,218	$43	$215,621	$(1,636)	$(89,726)	$124,302
Issuance of common stock upon exercise of stock options	431	—	1,911	—	—	1,911
Issuance of common stock under ESPP	128	—	3,160	—	—	3,160
Issuance of common stock upon RSUs release	649	—	—	—	—	—
Shares repurchased for tax withholding on vesting of RSUs	(261)	—	(7,187)	—	—	(7,187)
Stock-based compensation	—	—	16,689	—	—	16,689
Tax benefit from employee stock plans	—	—	1,172	—	—	1,172
Change in unrealized gain on marketable securities, net of tax	—	—	—	20	—	20
Currency translation adjustments, net of tax	—	—	—	(3,034)	—	(3,034)
Net income	—	—	—	—	694	694
Balances at December 31, 2016	40,165	$43	$231,366	$(4,650)	$(89,032)	$137,727
The accompanying notes are an integral part of these consolidated financial statements.

ZELTIQ Aesthetics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$694	$41,802	$1,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,627	2,423	1,824
Stock-based compensation	17,234	13,219	9,383
Deferred income tax provision (benefit)	11,382	(40,405)	(19)
Tax benefits from employee stock plans	1,172	1,357	87
Excess tax benefits from stock-based compensation	(1,172)	(1,357)	(87)
Amortization of investment premium, net	20	89	221
Provision for doubtful accounts receivable	1,147	859	324
Provision for excess and obsolete inventory	1,909	270	853
Loss on disposal and write-off of property and equipment	216	6	46
Gain on foreign currency exchange rates	(693)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,492)	(12,920)	(11,219)
Inventory	(12,548)	(12,941)	(6,898)
Other current and non-current assets	(4,111)	(5,338)	(2,419)
Accounts payable	6,334	4,485	612
Deferred revenue	1,705	2,254	2,908
Other current and non-current liabilities	12,949	13,940	1,997
Net cash provided by operating activities	16,373	7,743	(856)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(3,208)	(16,024)	(13,444)
Proceeds from sale of investments	8,683	—	1,000
Proceeds from maturity of investments	7,317	20,654	21,393
Purchase of property and equipment	(7,065)	(4,279)	(2,340)
Change in restricted cash	(421)	94	(252)
Net cash provided by investing activities	5,306	445	6,357
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases	(125)	(120)	—
Proceeds from issuance of common stock upon exercise of stock options	1,911	4,136	2,787
Proceeds from stock issued under employee stock purchase plan	3,160	2,492	1,532
Income tax withholdings related to vested RSUs	(7,187)	(8,283)	(6,594)
Excess tax benefits from stock-based compensation	1,172	1,357	87
Net cash used in financing activities	(1,069)	(418)	(2,188)
Effect of exchange rate on cash and cash equivalents	(1,505)	(709)	(462)
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,105	7,061	2,851
CASH AND CASH EQUIVALENTS—Beginning of period	35,710	28,649	25,798
CASH AND CASH EQUIVALENTS—End of period	$54,815	$35,710	$28,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$13	$—
Cash paid for income taxes	$761	$38	$285
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$—	$(382)
Accounts payable and accrued liabilities related to purchase of property and equipment at the end of each fiscal year	$2,055	$843	$106
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
In August 2011, the Company incorporated ZELTIQ Limited as a wholly-owned subsidiary in the United Kingdom to serve as its sales office for direct sales in Europe. In December 2014, the Company incorporated ZELTIQ Ireland Limited and ZELTIQ Ireland International Limited as wholly-owned subsidiaries in Ireland for additional office support in Europe. In December 2015, the Company also incorporated ZELTIQ Ireland International Holdings Unlimited Company. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of net sales and expenses during the reported periods. Significant items subject to management’s estimates include revenue recognition, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock‑based compensation, income tax uncertainties, valuation of intangible assets, and warranty accrual. Actual results could differ materially from those estimates and assumptions.

Reclassification

Certain amounts in the prior year's consolidated balance sheet have been reclassified to conform to the current year's presentation. In addition, certain amounts in prior years’ cash flows in operating and financing activities were reclassified within their respective sections to conform to the current year’s presentation. These reclassifications had no impact on previously reported consolidated statements of operations.

Out-of-period adjustments

In the fourth quarter of 2016, the Company recorded an out-of-period correcting adjustment of $0.9 million to increase sales and marketing expense by $0.9 million, with a corresponding increase to accrued compensation, of which $0.4 million is related to the second quarter of 2016, and the remaining $0.5 million is related to prior years. In addition, the Company recorded an out-of-period correcting adjustment of $0.3 million to decrease general and administrative expense, with a corresponding increase to accounts receivable, related to other quarters in 2016. During prior periods in 2016, the Company also recorded certain out-of-period correcting adjustments that increased cost of revenue by $0.8 million, which originated in the year ended December 31, 2015 or prior.

As a result, the aggregate impact of the out-of-period adjustments recorded in 2016 was an increase of $0.8 million to cost of revenue, $0.5 million to other operating expenses and $0.8 million to net income, net of tax effect, in the year ended December 31, 2016. The Company does not believe that such amounts are material to any prior period consolidated financial statements, and the impact of correcting these misstatements as out-of-period adjustments is not material to the consolidated financial statements for each respective quarterly and annual period.

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

The allowance for doubtful accounts consisted of the following activity for years ended December 31, 2016, 2015 and 2014 (in thousands):

Description	Balance at Beginning of Year	Charge to expense	Write-offs, net of recoveries	Balance at End of Year
Year ended December 31, 2014	$—	$469	$(145)	$324
Year ended December 31, 2015	324	1,032	(173)	1,183
Year ended December 31, 2016	1,183	2,483	(2,557)	1,109

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

Other Receivables from Banks and Restricted Cash

At December 31, 2016 and 2015, other receivables from banks for customer credit card transactions was $4.6 million and $3.3 million, respectively, and is included in "Prepaid expenses and other current assets" on the consolidated balance sheets.

At December 31, 2016 and 2015, cash of $0.8 million and $0.5 million, respectively, was restricted from withdrawal and held by banks in the form of certificates of deposit. These certificates of deposit were held as collateral for the facility lease agreements in Pleasanton, California, and for the Company's United Kingdom banking facilities and credit card programs.

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

Through December 31, 2016, there have been no significant impairments of long-lived assets.

Revenue Recognition

The Company’s revenue is derived from the sales of the CoolSculpting system, consisting of a control unit and applicators, and, from time to time, related extended warranty arrangements, and from the sale of cycles in the form of consumable procedure packs, each of which includes consumable (CoolGels, CoolLiners, Geltraps, and skin wipes) and in the case of the Company's CoolSmooth procedure packs, disposable securement accessories, all of which are used by the Company's customer during treatments. The Company earns revenue from the sale of these products to its customers and to distributors. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is deferred in the event that any of the revenue recognition criteria is not met. Each consumable procedure pack includes a disposable computer cartridge that the Company markets as the CoolCard. The CoolCard contains enabling software that permits the Company's customers to perform a fixed number of CoolSculpting procedures, or cycles. This software is not marketed separately from the CoolSculpting system or from the CoolCard. Rather, the functionality that the software provides is part of the overall CoolCard product. The CoolSculpting system is marketed as a non-invasive aesthetic device for the selective reduction of fat, not for its embedded software attributes included in the CoolCard that enable its use. The Company does not provide rights to upgrades and enhancements or post-contract customer support for the embedded software. In addition, the Company does not incur significant software development costs or capitalize its software development costs. Based on this assessment, the Company considers the embedded software in the CoolCard incidental to the CoolCard product as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

Customer Programs and Payments

The Company regularly evaluates the adequacy of its estimates for cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental increases or reductions to sales, cost of goods sold or operating expenses.

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

Cooperative Marketing Arrangements. The Company offers cooperative marketing programs primarily to its North American customers, allowing the customers to receive partial reimbursement for qualifying advertising expenditures which promote the Company's product and brand. Customer participation and reimbursement amounts are estimated based on purchase levels of CoolCards. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products. Accruals for these marketing arrangements are recorded at the later of time of sale, or time of commitment, based on the related program parameters, review of qualifying advertising expenditures by the customer and historical reimbursement experience. Accrued cooperative marketing as of December 31, 2016 and 2015 was $3.9 million and $2.5 million, respectively, and is included with "accrued marketing expenses" (See Note 4).

Customer Incentive Programs. The Company's customer incentive program consists of rebates for certain distributors based on purchase levels. Estimated costs of customer rebates and similar incentives are recorded at the later of the time the incentive is offered, based on the specific terms and conditions of the program or the time the related revenue is recognized. Accruals for performance-based incentives are recognized as a reduction of the sale price at the later of the time the incentive is offered, based on the specific terms and conditions of the program, or the time the related revenue is recognized. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Certain incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of these programs. Accrued customer incentives as of December 31, 2016 and 2015 were $1.7 million and $2.1 million, respectively, and are included in "accrued expenses and other current liabilities" on the consolidated balance sheets.

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

Shipping and Handling

Shipping and handling costs charged to customers are recorded as revenue. Shipping costs related to products sold to customers are included in cost of revenue.

Advertising costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising costs totaled $34.7 million, $17.4 million and $7.9 million, respectively.

Product Warranties

Sale of control units and applicators includes a limited 12-month warranty on product quality for domestic customers and a limited 38-month (control units) and 14-month (applicators) warranty for international indirect customers. The Company also offers a limited 14-month warranty for control units and applicators for its international direct customers.

Warranty and related costs are accrued for based on the Company's best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. For new product introductions in which the Company may not have any historical experience, management makes estimates for warranty claims based on a combination of historical experience of other similar products sold and qualitative and quantitative information. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor, and overhead costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company's products could result in actual expenses that are below those currently estimated.

The table below represents the activity in the warranty accrual included in "Accrued expenses and other current liabilities" on the consolidated balance sheets. The change in estimates was not significant in any years presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$527	$569	$676
Provision	1,656	616	665
Settlement of pre-existing warranties	(472)	(658)	(772)
Balance at the end of the period	$1,711	$527	$569

Not included in the table above are charges and settlements related to the Company's extended warranty program of $3.1 million, $1.1 million and $0.3 million in 2016, 2015 and 2014, respectively.

Research and Development

Research and development costs are charged to expense when incurred. Major components of research and development expenses consist of personnel costs, including salaries and benefits, and research, regulatory affairs, clinical, and development costs.

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees be recognized in the consolidated statements of operations based on their fair values.

•
The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. The Company recognizes the expense associated with options using a single-award approach over the requisite service period.

•
The fair value of Restricted Stock Units ("RSUs") is based on the stock price on the grant date using a single-award approach. The RSUs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period. For RSUs to non-employees, the Company recognizes expense on an accelerated attribution method and these equity awards are re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs.

•
The fair value of Performance Restricted Stock Units ("PRSUs") with service and performance conditions is based on the estimated number of PRSUs anticipated to be received by the recipient at the end of the performance period. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.

The Company recognizes share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period for those awards and develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. For the award types discussed above, if an employee terminates employment prior to being vested in an award, then the award is forfeited.

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
At December 31, 2015, based on the Company's evaluation of the positive and negative evidence described in Note 10-Income Taxes, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that the Company will realize all of its U.S. federal and state deferred tax assets, except for deferred tax assets related to California R&D credits.

Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component of each year was as follows (in thousands):

	Foreign currency items	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2014	$(690)	$(6)	$(696)
Other comprehensive loss before reclassification	(925)	(15)	(940)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(925)	(15)	(940)
Balance at December 31, 2015	(1,615)	(21)	(1,636)
Other comprehensive gain (loss) before reclassification	(3,034)	20	(3,014)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive gain (loss)	(3,034)	20	(3,014)
Balance at December 31, 2016	$(4,649)	$(1)	$(4,650)

Foreign currency translation

All assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in other comprehensive income. The functional currencies of the Company's non-U.S. operations are generally designated in their respective local currencies. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net. In 2016, the Company began to record gains and losses arising from currency exchange rate fluctuation in connection with the classification of certain intercompany balances. These intercompany balances are eliminated as part of the Company’s consolidation process, however the foreign currency effects are reported in “Other income (expense), net” in the consolidated statements of operations. Foreign currency gains/(losses) were $2.0 million, $(0.3) million and $(0.3) million in 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements not yet effective

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The objective of the updated guidance is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. This standard update contains principles that the Company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening accumulated deficit balance. The Company has not selected the transition method and is continuing to assess the overall impact the adoption of this ASU on its consolidated financial statements. The Company expects to adopt this new guidance in the first quarter of 2018.

In July 2015, the FASB issued ASU No. 2015-11 to amend ASC Topic 330, Inventory (Topic 330) to simplify the measurement of inventory. The amendments require that an entity measure inventory at the lower of cost and net realizable value instead of the lower of cost and market. This guidance will be effective for the Company in the first quarter of 2017. The Company does not anticipate the new guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU will be effective for the Company in the first quarter of 2019. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU will be effective for the Company in the first quarter of 2017. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). The update rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. The amendments in ASU 2016-11, as applicable to the Company, related to Topic 605 will be effective for the Company in the first quarter of 2018. The Company is assessing the impact of this new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021, with early adoption permitted. The Company has not evaluated the impact that this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which intends to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This ASU amended its guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendment will be effective for the Company in the first quarter of 2018. The amendment is required to be adopted on a modified retrospective basis. The Company has not evaluated the impact that this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320), which amended the guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flow. The amendment will be effective for the Company in the first quarter of 2018 and is required to be adopted retrospectively. The Company has not yet evaluated the impact that this ASU will have on its consolidated financial statements.

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

The Company classifies its cash equivalents and investments within Level 1 and Level 2, as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$4,231	$—	$—	$4,231
Short-term investments:
U.S. Treasury	—	750	—	750
Corporate bonds	—	853	—	853
Long-term investments:
Certificates of deposit	1,961	—	—	1,961
Total	$6,192	$1,603	$—	$7,795

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Financial Assets
Cash equivalents:
Money market funds	$1,342	$—	$—	$1,342
Short-term investments:
U.S. Agency securities	—	1,549	—	1,549
U.S. Treasury	—	500	—	500
Corporate bonds	—	7,763	—	7,763
Commercial paper	—	500	—	500
Certificates of deposit	2,555	—	—	2,555
Long-term investments:
U.S. Agency securities	—	497	—	497
Corporate bonds	—	874	—	874
Certificates of deposit	2,119	—	—	2,119
Total	$6,016	$11,683	$—	$17,699

In 2016 and 2015, the Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3. The Company did not hold any Level 3 assets or liabilities as of December 31, 2016 and December 31, 2015.

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

Investments

The Company's short-term and long-term investments as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
U.S. Treasury	751	—	(1)	750
Corporate bonds	854	—	(1)	853
Total	$1,605	$—	$(2)	$1,603
Long-term
Certificates of deposit	1,961	—	—	1,961
Total	$1,961	$—	$—	$1,961

The Company's short-term and long-term investments as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
U.S. Agency securities	$1,551	$—	$(2)	$1,549
U.S. Treasury	500	—	—	500
Corporate bonds	7,776	—	(13)	7,763
Commercial paper	500	—	—	500
Certificates of deposit	2,555	—	—	2,555
Total	$12,882	$—	$(15)	$12,867
Long-term
U.S. Agency securities	$499	$—	$(2)	$497
Corporate bonds	878	—	(4)	874
Certificates of deposit	2,119	—	—	2,119
Total	$3,496	$—	$(6)	$3,490

In 2016 and 2015, gains or losses realized on the sale of investments were insignificant.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$1,605	$1,603
Due in one year to five years	1,961	1,961
	$3,566	$3,564

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

4. Balance Sheet Components

Inventory

The components of inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$11,741	$9,117
Finished goods	26,222	18,978
Total inventory	$37,963	$28,095

Property and equipment, net

Property and equipment, net comprised the following (in thousands):

	December 31,
	2016	2015
Lab equipment, tooling and molds	$6,196	$3,228
Computer software and equipment	5,715	4,776
Leasehold improvements	4,723	1,670
Furniture and fixtures and other	3,047	985
Construction in progress	324	1,945
Total property and equipment	20,005	12,604
Less: Accumulated depreciation and amortization	(7,865)	(5,635)
Property and equipment, net	$12,140	$6,969

Depreciation and amortization expense related to property and equipment was $3.0 million, $1.7 million and $1.1 million in 2016, 2015 and 2014, respectively.

Accrued expenses and other current liabilities

Items included in "Accrued expenses and other current liabilities" on the Company's consolidated balance sheets that are in excess of 5% of total current liabilities are as follows (in thousands):

	December 31,
	2016	2015
Accrued marketing expenses	6,441	5,554
Accrued royalty	6,769	5,453
Sales and other taxes payable	3,856	3,703
All other accrued liabilities individually less than 5% of current liabilities	10,818	5,218
Total accrued expenses and other current liabilities	$27,884	$19,928

5. License Agreement with Massachusetts General Hospital

Intangible asset consists of an exclusive license agreement with Massachusetts General Hospital (MGH) for commercializing patents and other technology. All milestone payments payable by the Company pursuant to the terms of the agreement subsequent to the date of the FDA clearance were capitalized as purchased technology when paid, and are subsequently amortized into cost of revenue using the straight-line method over the estimated remaining useful life of the technology, not to exceed the term of the agreement or the life of the patent.

In September 2015, the Company entered into a new agreement with MGH to obtain an exclusive license to develop and commercialize certain patents and technology for the treatment of acne and certain related skin conditions. The Company is obligated to pay a 3% royalty on net sales, as defined in this agreement, of products incorporating such technology.

Intangible asset, net was as follows (in thousands):

	December 31,
	2016	2015
Purchased technology	$8,050	$8,050
Less: Accumulated amortization	(3,608)	(2,958)
Intangible asset, net	$4,442	$5,092

The amortization expense of the intangible asset was $0.7 million per year in 2016, 2015 and 2014.

The total estimated annual future amortization expense of this intangible asset as of December 31, 2016, is as follows (in thousands):

Year ending December 31,
2017	$650
2018	650
2019	650
2020	650
2021	650
Thereafter	1,192
Total	$4,442

6. Related Party Transactions

The Company entered into a distribution agreement with ADVANCE Medical, Inc. and its wholly owned subsidiaries, Immunotech and BIOGEN, or ADVANCE, dated March 18, 2011, as the Company's exclusive distributor of CoolSculpting in Brazil and Mexico, as amended on August 29, 2011, February 27, 2012 and September 4, 2012. The distribution agreement was further amended on August 15, 2014, whereby ADVANCE is no longer a distributor in Mexico, effective November 13, 2014. As the exclusive distributor in Brazil, ADVANCE is required to purchase a minimum quantity of the Company’s products each calendar quarter throughout the term of the distribution agreement which expires on December 31, 2018. Venrock, a principal stockholder of the Company, owns an equity interest in ADVANCE Medical, Ltd., the parent company of ADVANCE. Dr. Bryan E. Roberts, who was a member of the Company's Board of Directors until the Company's annual meeting of stockholders in June 2016, is also a partner of Venrock Associates. ADVANCE purchases product with payment terms up to 180 days, and to date no amounts have been determined to be unrecoverable. The revenue recognized by the Company under this distribution agreement in 2016, 2015 and 2014, was $2.0 million, $3.6 million and $1.9 million, respectively. The accounts receivable balance under this distribution agreement as of December 31, 2016 and 2015, was $0.5 million and $1.7 million, respectively.

As of December 31, 2016, the Company held cash equivalents with a total fair value of $3.1 million in a money market fund managed by a related party, BlackRock, Inc., which held 4,084,079 shares of the Company's common stock, representing approximately 10.2% of the Company's outstanding common stock at that date.

7. Commitments and Contingencies

Operating Lease Obligations

The Company leases certain manufacturing, office, research facilities, and equipment under operating leases that expire at various times, the longest of which expires in 2027. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Future minimum lease payments for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2017	$3,881
2018	5,454
2019	5,198
2020	4,942
2021	4,945
Thereafter	27,718
Total future minimum lease payments	$52,138

Rent expense in 2016, 2015 and 2014 was $3.0 million, $2.5 million and $1.5 million, respectively.

In 2016, the Company entered into two new operating leases: one lease for the Company’s executive offices (headquarters) in Pleasanton, California (“new Pleasanton lease”) which will expire in October 2027 (as amended) and another lease for the manufacturing facility in Galway, Ireland which will expire in June 2022. In connection with the new Pleasanton lease, the Company made a decision to vacate its existing Pleasanton headquarters in November 2016, which is under an operating lease through March 2019. In 2016, the Company recorded a charge of $1.2 million (net of deferred rent credit releases) for the fair value of the lease liability.

Purchase Commitments

The Company had non-cancellable purchase obligations to contract manufacturers and suppliers for $4.9 million at December 31, 2016.

Unrecognized Tax Benefits

The Company's gross liability for unrecognized tax benefits totaled $1.0 million, including estimated interest and penalties, as of December 31, 2016, and is classified in long-term income taxes payable. The Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes.

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

Product Liability Contingencies

The Company has historically been and continues to be predominantly self-insured for any product liability losses related to its products. The Company obtains third-party insurance to limit its exposure to these claims, but this insurance is subject to a cap on reimbursement. Product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for reported claims and estimates for incurred, but not reported claims, to the extent that such losses can be reasonably estimated. The Company determines its accruals for probable product liability losses based on various factors, including historical claims and settlement experience. The total amount of self-insured product liability claims settled (i.e. paid) in 2016 and 2015 was $3.4 million and $0.7 million, respectively. The self-insured product liability claims settlement in 2014 was not material. The amount of reported and estimated incurred but not known self-insured product liability claims pending was $1.6 million and $1.1 million as of December 31, 2016 and 2015, respectively, which is recorded within "accrued expenses and other current liabilities" on the Company's consolidated balance sheets and expected to be paid within one year.

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

8. Stock-Based Compensation

The Company’s stock plans are limited to employees, directors, and consultants. Shares reserved for future issuance under the stock plans may be used for grants of options, RSUs, PRSUs and other types of awards. Options granted under the stock plans are either incentive or nonqualified stock options and generally become exercisable in equal monthly installments over a period of four years from the date of grant (after the first anniversary of grant) and expire generally ten years from the grant date. RSUs generally vest in equal annual installments over a four-year period. PRSUs generally vest over the performance period when the performance conditions are met.

The Board of Directors authorizes the granting of options, RSUs, PRSUs and other type of awards to employees and consultants. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. The fair value of RSUs granted is determined based on the number of RSUs granted and the quoted price of the Company's common stock on the date of grant. As of December 31, 2016, approximately 3.9 million shares remained available for issuance under the Company's stock plans.

The Company also sponsors the Employee Stock Purchase Plan (the "ESPP") in which eligible employees may contribute up to 20% (subject to certain limitations) of their base compensation to purchase shares of common stock. Each offering period consists of one six-month purchase period. The purchase price for shares of common stock under the ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the purchase date. The ESPP offering periods will commence on or about the first trading days of December and June of each year and end on or about the last trading days of the next May and November, respectively.

Stock-based compensation consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue (A)	$140	$205	$833
Cost of revenue	1,076	744	443
Research and development	2,081	1,619	1,073
Sales and marketing	7,717	5,129	2,917
General and administrative	6,220	5,522	4,117
Total stock-based compensation	$17,234	$13,219	$9,383

(A)	This amount relates to an equity grant to a non-employee customer that was recorded as a reduction of revenue.

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	4.8	4.8	4.4
Expected volatility	63%	63%	43%
Risk-free interest rate	1.21%	1.29%	1.25%
Expected dividend yield	0%	0%	0%

Determining Fair Value for Options

•
Expected Term. Starting in 2015, the Company modified its approach by including its own historical data along with the expected term of the identified peer group companies and will continue to apply this methodology until a sufficient historical information regarding its own expected term becomes available.

•
Volatility. Starting in 2015, the Company modified its approach by including its own common stock trading history along with the volatility of the identified peer group companies. The expected stock price volatility is estimated using a combination of historical and peer group volatility to derive the expected volatility assumption. The Company believes the blended volatility is more representative of future stock price trends over the expected life of the options rather than just using historical or peer group volatility and will continue to apply this methodology until a sufficient historical information regarding the volatility of its own stock price becomes available.

•	Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

•	Dividend Yield. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Option activity is summarized as follows:

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)

Balance, December 31, 2013	3,598	$5.36	8.20
Granted	255	18.42
Exercised	(569)	4.89
Canceled and expired	(42)	5.50
Balance, December 31, 2014	3,242	$6.47	7.57
Granted	46	34.65
Exercised	(609)	6.79
Canceled and expired	(37)	8.55
Balance, December 31, 2015	2,642	$6.86	6.81
Granted	302	22.25
Exercised	(431)	6.20
Canceled and expired	(28)	7.00
Balance, December 31, 2016	2,485	8.84	5.89	$86.2

Vested and expected to vest, December 31, 2016	2,455	$8.67	5.87	$85.6

Vested and exercisable, December 31, 2016	2,112	$6.49	5.45	$78.2

As of December 31, 2016, there was $2.9 million of unrecognized compensation expense, net of estimated forfeitures, related to options, which the Company expects to recognize over a weighted average period of 3.2 years. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2016 was $5.7 million. The total intrinsic value of options exercised in 2016, 2015, and 2014 was $1.5 million, $2.8 million and $3.2 million, respectively. The weighted average grant-date fair value of options granted in 2016, 2015 and 2014 was $11.15, $18.19 and $6.77 per share, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding
Exercise Price	Stock Options Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in Years)	Options Exercisable (in thousands)
$0.55 to $4.62	213	3.4	206
$5.04 to $5.04	1,331	5.6	1,331
$5.06 to $17.48	529	5.9	511
$20.81 to $23.03	366	8.3	43
$34.65 to $34.65	46	6.4	21
	2,485		2,112

Restricted Stock Units

Activity related to RSUs is set forth below:

	Number of Units and Awards (in thousands)	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	1,906	$5.60
Granted	509	19.99
Released	(725)	6.03
Canceled	(157)	6.50
Balance, December 31, 2014	1,533	$10.08
Granted	593	31.96
Released	(639)	10.76
Canceled	(174)	14.16
Balance, December 31, 2015	1,313	$19.09
Granted	848	26.62
Released	(649)	16.14
Canceled	(201)	23.01
Balance, December 31, 2016	1,311	$24.81

Amounts in the table above are inclusive of PRSUs granted and released in their respective years. See next section below for a discussion related to PRSUs.

As of December 31, 2016, the Company had $20.8 million of unrecognized compensation expense, net of estimated forfeitures, which it expects to recognize over a weighted average period of 3.2 years. The aggregate intrinsic value of the RSUs outstanding was $57.1 million.

Performance Restricted Stock Units (PRSUs)

From time to time, the Company will issue PRSUs to senior executives. In 2016, 2015 and 2014, the Company granted 40,000, 64,938, and 40,000 PRSUs, respectively, to certain senior executives, which are accounted for as equity awards.  The number of units that ultimately vest depends on achieving certain performance criteria and can range from 0% to 100% of the number of units granted.  The performance criteria are specific to the roles of each of the executives and are set by the Compensation

Committee of the Board of Directors.  The performance-based restricted stock units have no dividend or voting rights during the performance period. Each of the performance-based restricted stock units represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the grant date fair value of the award.

Equity Modification related to the Company's former Chief Financial Officer

On February 25, 2016, the Company's former Chief Financial Officer and the Company mutually agreed that the former Chief Financial Officer would cease to be an officer and employee of the Company which resulted in the Company incurring $0.3 million in termination benefits. In addition, stock-based compensation expense relating to the modifications of the former Chief Financial Officer's options and RSUs totaled $1.1 million in 2016.

9. Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan which covers substantially all U.S. employees (the “Retirement Plan”). Under the Retirement Plan, employees may elect to contribute up to 90% of their eligible compensation to the Retirement Plan with the Company making a matching contributions of 100%, up to the first 3% of eligible employees' contributions, plus 50% of the next 2% of employees' contributions. Employees vest immediately in the matching contribution. The Company's matching 401(k) contributions were $2.3 million, $1.8 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

10. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$27,538	$14,065	$1,443
Foreign	(12,760)	(10,733)	319
Income before income taxes	$14,778	$3,332	$1,762

Provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current provision:
Federal	$441	$654	$—
State	1,625	1,098	156
Foreign	636	183	94
Total current	2,702	1,935	250

Deferred provision (benefit):
Federal	11,405	(34,835)	—
State	(29)	(5,576)	—
Foreign	6	6	(19)
Total deferred	11,382	(40,405)	(19)
Total provision for (benefit from) income taxes	$14,084	$(38,470)	$231

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax:

	Years Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	7	5	6
Non-deductible permanent difference	2	16	22
Non-deductible executive compensation	9	51	150
Change in valuation allowance	—	(1,394)	(157)
Research and development credits	(4)	(36)	(47)
Stock-based compensation	3	11	6
Impact of foreign operations	43	153	(2)
Other tax adjustment	—	4	—
Effective tax rate	95%	(1,155)%	13%

The impact of foreign operations primarily relates to the differential between the United States federal statutory rate and lower foreign statutory rates, including a charge for a license payment made in one of the Company's foreign subsidiaries which is incurred in a zero tax rate jurisdiction, due to the Company's tax planning action described below. Tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$4,934	$19,829
Income tax credits	7,007	5,867
Other tax credit	1,529	851
Depreciation and amortization	2,524	4,855
Accruals and reserves	10,596	7,606
Stock-based compensation	5,521	3,950
Total deferred tax assets	32,111	42,958
Valuation allowance	(3,018)	(2,483)
Net deferred tax assets	$29,093	$40,475

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $96.4 million and $94.1 million, respectively. The federal net operating losses begin expiring in 2025 and state net operating losses begin expiring in 2017. As of December 31, 2016, the Company had credit carryforwards of approximately $5.0 million and $5.8 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal research and development credit carryforwards expire beginning 2025, and state credits can be carried forward indefinitely.

The federal and state net operating losses include $26.9 million and $1.0 million of excess stock based compensation that will result in increases to additional paid in capital, when realized.

The valuation allowance for deferred tax assets consisted of the following activity for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions		Balance at End of Year
Year ended December 31, 2014	$51,003	$1,011	$(3,284)		$48,730
Year ended December 31, 2015	48,730	673	(46,920)	(1)	2,483
Year ended December 31, 2016	$2,483	$536	$(1)		$3,018

(1)	Of this deduction, $40.4 million relates to the release in the valuation allowance, which was recorded as a deferred tax benefit during the year end December 31, 2015.

Utilization of net operating losses and tax credit carryforwards may be limited by ownership change rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has assessed the application of Internal Revenue Code Section 382, during the fourth quarter of 2016, and concluded no limitation currently applies, and the Company will continue to monitor activities in the future. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

During the year ended December 31, 2016, the amount of gross unrecognized tax benefits increased by $6.4 million. The total amount of unrecognized tax benefits was $9.3 million as of December 31, 2016. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2014	$2,925
Gross decrease on tax positions related to the prior year	(1,746)
Gross increase on tax positions related to the current year	274
Balance as of December 31, 2014	1,453
Gross increase on tax positions related to the prior year	99
Gross increase on tax positions related to the current year	1,341
Balance as of December 31, 2015	2,893
Gross increase on tax positions related to the prior year	3,085
Gross increase on tax positions related to the current year	3,313
Balance as of December 31, 2016	$9,291

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

With respect to California deferred tax assets, the Company believes that, except for California R&D credits, all other deferred tax assets would be realized in the future. Although the Company anticipates generating taxable income in California in future years, expected continued generation of California R&D credits along with existing net operating loss carryforwards of $70 million will be sufficient to offset California taxable income in the foreseeable future. As such, the Company's ability to utilize its current California R&D credit carryforwards is not more likely than not, and the Company continues to apply a valuation allowance against these deferred tax assets. For other states' deferred tax assets, the Company believes it is more likely than not that those deferred tax assets will be realized in the future and as a result does not apply a valuation allowance against those deferred tax assets.

As of December 31, 2015, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $0.6 million. The Company intends to reinvest these earnings indefinitely in the Company's foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, net of related foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability related to these earnings is not practicable because of the complexities of the hypothetical calculation.

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

11. Net income per share

The Company calculates basic net income per share using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income includes any dilutive effect of outstanding options and RSUs. PRSUs are excluded from the shares used to compute diluted EPS until the performance conditions associated with the PRSUs are met.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income per share is as follows (in thousands, except for per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator
Net income	$694	$41,802	$1,531
Denominator
Weighted-average shares used to compute net income per share, basic	39,645	38,755	37,564
Dilutive effect of incremental shares and share equivalents	1,816	2,041	3,433
Weighted-average shares used to compute net income per share, diluted	41,461	40,796	40,997
Net income per share:
Basic	$0.02	$1.08	$0.04
Diluted	$0.02	$1.02	$0.04

Potential common share equivalents that have been excluded where the inclusion would be anti-dilutive are as follows (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Options to purchase common stock	210	39	221
Restricted stock units	10	26	13
Total	220	65	234

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

No individual customer accounted for more than 10% of annual revenue in 2016 and 2014. One aesthetic chain, along with its affiliated franchises, accounted for 10% of revenue in 2015. One aesthetic chain, along with its affiliated franchises, accounted for 10% of accounts receivable as of December 31, 2015. No individual customer accounted for more than 10% of accounts receivable as of December 31, 2016.

Revenue by geographic location, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
North America	$283,221	$193,376	$134,434
International	70,980	62,040	40,044
Total	$354,201	$255,416	$174,478

North America includes the United States and related territories as well as Canada. International is the rest of the world. Revenue for the United States was $263.7 million, $180.5 million and $125.0 million in 2016, 2015 and 2014, respectively.

Revenue by product category is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
System revenue	$158,037	$130,698	$93,015
Consumable revenue	196,164	124,718	81,463
Total	$354,201	$255,416	$174,478

Property and equipment, net, classified by major locations in which the Company operates were as follows (in thousands):

	December 31,
	2016	2015
U.S.	$9,267	$6,691
Ireland	2,655	—
Other	218	278
Total	$12,140	$6,969

13. Subsequent Events (unaudited)

In January 2017, the Company signed a new manufacturing facility lease (through June 2023) in Dublin, California for 85,441 square feet as well as a new warehouse facility lease (through January 2022) in Livermore, California for 42,688 square feet (collectively "2017 lease facilities"). The new 2017 lease facilities are intended to replace the Company's existing Dublin and Livermore facilities, which have leases that are set to expire in 2017.

On February 13, 2017, the Company entered into a definitive agreement with Allergan Holdco US, Inc. (“Allergan US”) and Blizzard Merger Sub, Inc. (“Merger Sub”), each a subsidiary of Allergan plc (“Allergan”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned, indirect subsidiary of Allergan.  As a result of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held (1) by the Company (or held in the Company’s treasury), (2) by Allergan US, Merger Sub or any other wholly owned subsidiary of Allergan US or (3) by stockholders of the Company who have validly exercised their dissenters’ rights under Delaware law) will be converted into the right to receive $56.50 in cash, without interest and subject to any required tax withholding.  Subject to the satisfaction or waiver of various closing conditions, including the approval of the merger by the Company's stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the merger is expected to be completed in the second half of 2017.

Supplementary Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2016. The selected quarterly financial data should be read in conjunction with the Company's consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." This information has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements," Net income (loss) per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(In thousands, except share and per share data)
	Quarter
	First	Second	Third	Fourth (2)
Year Ended December 31, 2016
Total revenue	$64,469	$89,465	$95,157	$105,110
Gross profit	$46,240	$61,944	$66,750	$75,740
Net income (loss)	$(9,870)	$(4,902)	$5,189	$10,277
Net income (loss) per share, basic	$(0.25)	$(0.12)	$0.13	$0.26
Net income (loss) per share, diluted	$(0.25)	$(0.12)	$0.12	$0.25

	Quarter
	First	Second	Third	Fourth (1)
Year Ended December 31, 2015
Total revenue	$51,558	$64,431	$61,202	$78,225
Gross profit	$37,180	$46,315	$45,161	$52,385
Net income (loss)	$(2,129)	$1,178	$2,147	$40,606
Net income (loss) per share, basic	$(0.06)	$0.03	$0.06	$1.04
Net income (loss) per share, diluted	$(0.06)	$0.03	$0.05	$0.99

(1)	In the fourth quarter of 2015, the Company released $40.4 million of its deferred tax asset valuation allowance. See Note 11 to the Consolidated Financial Statements.

(2)
In the fourth quarter of 2016, the Company recorded a $1.2 million charge for the fair value of the lease liability relating to its decision to vacate its existing Pleasanton headquarters. See Note 7 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2016, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were not effective due to a material weakness in internal control over financial reporting described below in Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This evaluation was based on the framework established in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in “Internal Control-Integrated Framework” (2013), our management concluded that a material weakness exists as described below. A material weakness is “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

We did not maintain effective controls in our risk assessment process. When the material weakness was originally identified as of December 31, 2015, rapid growth in the size and scale of the business had made certain existing controls inadequate and the new controls and control enhancements implemented have not been sufficient to address the risk of material misstatement in 2016. The material weakness resulted in immaterial misstatements in the current year, including those associated with out-of-period adjustments, related to the completeness and accuracy of accrued liabilities, cost of revenue, operating expenses and related disclosures. These misstatements were primarily the result of a lack of controls over the completeness and accuracy of data used in accounting calculations and the appropriateness of presentation of certain transactions.

Additionally, the material weakness could result in further misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria in “Internal Control-Integrated Framework” (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weakness
In order to remediate the material weakness, management has initiated or will initiate the following steps:

•
We hired a Director of Internal Controls in September 2016 who has commenced and intends to continue improving the design, implementation, execution and supervision of internal controls within the organization;

•
Management intends to continue improving the detailed financial reporting risk assessment process to broaden the scope of areas previously identified as requiring improvement, and design new and enhanced control activities to address these areas; and

•
Management intends to continue evaluating the form and frequency of existing control activities and implement additional changes to improve the precision and timeliness of controls in the financial reporting process.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2016, or the Proxy Statement, and is incorporated herein by reference:

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

ZELTIQ Aesthetics, Inc.

Date:	March 1, 2017	By:	/s/ Taylor C. Harris
Taylor C. Harris
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Foley, Sergio Garcia and Taylor C. Harris, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Foley	President, Chief Executive Officer	March 1, 2017
Mark J. Foley	and Director (Principal Executive Officer)

/s/ Taylor C. Harris	Senior Vice President and Chief	March 1, 2017
Taylor C. Harris	Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

/s/ Mary M. Fisher	Director	March 1, 2017
Mary M. Fisher

/s/ D. Keith Grossman	Director	March 1, 2017
D. Keith Grossman

/s/ Kevin C. O'Boyle	Director	March 1, 2017
Kevin C. O'Boyle

/s/ David J. Endicott	Director	March 1, 2017
David J. Endicott

/s/ Andrew N. Schiff, M.D.	Director	March 1, 2017
Andrew N. Schiff, M.D.

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	File No.	Exhibit No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation of ZELTIQ Aesthetics, Inc.		10-Q	001-35318	3.1	4/26/2013
3.2		Amended and Restated Bylaws of ZELTIQ Aesthetics, Inc.		8-K	001-35318	3.1	2/20/2015
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Stock Certificate.		S-1/A	333-175514	4.1	9/23/2011
10.1	#	Amended and Restated Exclusive License Agreement, dated September 21, 2011, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and The General Hospital Corporation d/b/a Massachusetts General Hospital.		S-1/A	333-175514	10.4	10/11/2011
10.2		Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.4	8/17/2011
10.3		First Amendment to Office Building Lease, dated December 22, 2006, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.5	8/17/2011
10.4		Second Amendment to Office Building Lease, dated September 24, 2010, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		S-1/A	333-175514	10.6	8/17/2011
10.5		Third Amendment to Office Building Lease, dated August 7, 2012, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		10-K	001-35318	10.5	2/26/2014
10.6		Fourth Amendment to Office Building Lease, dated April 22, 2013, by and between ZELTIQ Aesthetics, Inc. (as successor in interest to Juniper Medical, Inc.) and Hacienda Portfolio Venture LLC (as successor in interest to Crosstown Ventures II, LLC).		10-K	001-35318	10.6	2/26/2014
10.7		Fifth Amendment to Office Building Lease, dated June 19, 2014, by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.		10-Q	001-35318	10.1	7/29/2014
10.8		Building Lease, dated October 3, 2013, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-K	001-35318	10.7	2/26/2014
10.9		First Amendment to Building Lease, dated May 5, 2014, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-Q	001-35318	10.2	7/29/2014

10.10		Third Amended and Restated Investor Rights Agreement, dated May 26, 2010, by and among ZELTIQ Aesthetics, Inc. and the individuals and entities listed on Exhibit A attached thereto.	S-1	333-175514	10.23	7/13/2011
10.11	*	Form of Indemnification Agreement, by and between ZELTIQ Aesthetics, Inc. and each of its directors and officers.	S-1	333-175514	10.17	7/13/2011
10.12	*	2005 Stock Incentive Plan.	S-1/A	333-175514	10.11	8/17/2011
10.13	*	Form of Stock Option Agreement under 2005 Stock Incentive Plan.	S-1/A	333-175514	10.12	8/17/2011
10.14	*	Amendment to 2005 Stock Incentive Plan.	S-1/A	333-175514	10.13	8/17/2011
10.15	*	2011 Equity Incentive Plan.	S-8	333-175514	99.1	3/13/2013
10.16	*	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1/A	333-175514	10.15	9/23/2011
10.17	*	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.16	9/23/2011
10.18	*	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.17	9/23/2011
10.19	*	Form of Notice of Grant of Restricted Stock Unit under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.18	9/23/2011
10.20	*	Form of Notice of Grant of Restricted Stock under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.19	9/23/2011
10.21	*	Form of Notice of Grant of Stock Option under the 2011 Stock Incentive Plan.	S-1/A	333-175514	10.20	9/23/2011
10.22	*	2011 Employee Stock Purchase Plan.	S-1/A	333-175514	10.21	9/23/2011
10.23		Third Amendment to Office Building Lease dated August 7, 2012 by and between ZELTIQ Aesthetics, Inc. and Hacienda Portfolio Venture LLC.	10-Q	001-35318	10.15	11/8/2012
10.24	*	ZELTIQ Aesthetics, Inc. 2012 Stock Plan.	S-8	333-183131	99.1	8/7/2012
10.25	*	2017 Compensation Arrangements with Named Executive Officers	8-K	001-35318	Item 5.2	1/24/2017
10.26	*	Form of Stock Option Agreement Under 2012 Stock Plan.	10-K	001-35318	10.50	3/13/2013
10.27	*	Form of Restricted Stock Units Agreement Under 2012 Stock Plan.	10-K	001-35318	10.51	3/13/2013
10.28	*	Form of Restricted Stock Agreement Under 2012 Stock Plan.	10-K	001-35318	10.52	3/13/2013
10.29	*	Form of Notice of Grant of Stock Option Under 2012 Stock Plan.	10-K	001-35318	10.53	3/13/2013
10.30	*	Form of Notice of Grant of Restricted Stock Units Under 2012 Stock Plan.	10-K	001-35318	10.54	3/13/2013
10.31	*	Form of Notice of Grant of Restricted Stock Under 2012 Stock Plan.	10-K	001-35318	10.55	3/13/2013
10.32	*	Compensation Arrangements with Non-Employee Directors	10-Q	001-35318	10.1	5/11/2016
10.33	*	Amended and Restated Offer Letter, dated February 25, 2016, between Keith Sullivan and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.6	5/11/2016
10.34	*	Amended and Restated Offer Letter, dated February 25, 2016, between Sergio Garcia and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.7	5/11/2016
10.35	*	Amended and Restated Offer Letter, dated February 25, 2016, between Carl Lamm and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.8	5/11/2016
10.36	*	Amended and Restated Offer Letter, dated February 25, 2014, between Len DeBenedictis and ZELTIQ Aesthetics, Inc.	10-Q	001-35318	10.4	4/30/2014

10.37	*	Amended and Restated Offer Letter, dated February 25, 2014, between Patrick Williams and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.5	4/30/2014
10.38	*	Amended and Restated Offer Letter, dated February 25, 2014, between Mark Foley and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.5	5/11/2016
10.39	*	2016 Compensation Arrangements with Executive Officers		8-K	001-35318	Item 5.02	2/29/2016
10.40	*	Amendment to Amended and Restated Offer Letter, dated November 10, 2014, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.1	5/5/2015
10.41	*	Relocation Agreement, dated February 19, 2015, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.2	5/5/2015
10.42	*	Amended Relocation Agreement, dated March 12, 2015, between Keith Sullivan and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.3	5/5/2015
10.43	*	Offer Letter, dated February 25, 2016, between Taylor Harris and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.2	5/11/2016
10.44		Second Amendment to Building Lease, dated April 28, 2015, by and between ZELTIQ Aesthetics, Inc. and Westcore Greenville, LLC.		10-Q	001-35318	10.1	7/30/2015
10.45	*	Amended and Restated Offer Letter, dated July 1, 2015, between Leonard DeBenedictis and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.2	7/30/2015
10.46	*	Employee Offer Letter Amendment; Compensation Adjustment and Performance Stock Unit Grant dated August 19, 2015, by and between Carl Lamm and ZELTIQ Aesthetics.		10-Q	001-35318	10.2	10/28/2015
10.47	*	Employee Offer Letter Amendment; Ireland Assignment Details, dated August 20, 2015, by and between Carl Lamm and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.3	10/28/2015
10.48	*	Exclusive License Agreement, dated September 8, 2015, by and between ZELTIQ Aesthetics, and Massachusetts General Hospital.		10-Q	001-35318	10.1	10/28/2015
10.49	*	Employee Offer Letter, dated December 16, 2015, by and between Todd Zavodnick and ZELTIQ Aesthetics, Inc.		10-K	001-35318	10.49	3/15/2016
10.50		Patrick Williams severance and consulting agreement		10-Q	001-35318	10.3	5/11/2016
10.51		Amended and Restated Offer Letter, dated February 25, 2016, between Brad Hauser and ZELTIQ Aesthetics, Inc.		10-Q	001-35318	10.9	5/11/2016
10.52		Agreement, dated April 28, 2016, between ZELTIQ Ireland Unlimited Company, Seamus Desmond and Denis O'Callaghan, and Zenimax		10-Q	001-35318	10.1	8/9/2016
10.53		Agreement, dated May 10, 2016, between ZELTIQ Aesthetics, Inc. and SFI Pleasanton, LLC, relating to office space in Pleasanton		10-Q	001-35318	10.2	8/9/2016
10.54		ZELTIQ Aesthetics, Inc. 2016 Executive Performance Plan				Appendix	4/29/2016
10.55		Severance and Consulting Agreement, dated January 5, 2017, by and between Keith Sullivan and ZELTIQ Aesthetics, Inc.	X

10.56	Offer Letter, dated January 18, 2017, by and between Danika Harrison and ZELTIQ Aesthetics, Inc.	X
10.57	Offer Letter, dated November 28, 2017, by and between Mike Fitzgerald and ZELTIQ Aesthetics, Inc.	X
10.58	Amendment to Offer Letter, dated January 17, 2017, by and between Brent Hauser and ZELTIQ Aesthetics, Inc.	X
10.59	Agreement, dated January 20, 2017, between ZELTIQ Aesthetics, Inc. and SFII Creekside, LLC, relating to manufacturing space in Dublin, California	X
10.60	Agreement, dated January 31, 2017, between ZELTIQ Aesthetics, Inc. and Lawrence Drive Investors LLC, relating to warehouse space in Livermore, California	X
12.1	Calculation of Ratio of Earnings to Fixed Charges.	X
21.1	List of subsidiaries.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Form 10-K).	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
 ______________________

#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment.

*	Management Compensation Plan or Arrangement