Form 10-K/A
period 2016-12-31
Zeltiq Aesthetics Inc
filed 2017-04-28
CIK 1415336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(925) 474-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second quarter) as reported by NASDAQ Global Select Market on that date: $961,026,791. Shares of the registrant’s common stock held by each executive officer, director and person who owns 15% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, there were 40,356,718 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ZELTIQ Aesthetics, Inc.

FORM 10-K

For the Year Ended December 31, 2016

Explanatory Note

ZELTIQ Aesthetics, Inc. (“ZELTIQ,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017. The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2017 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety and Items 10 through 14 of Part III. In addition, the reference on the cover of the Report to the incorporation by reference of the Company’s Definitive Proxy Statement into Part III of the Form 10-K is hereby amended to delete that reference. We are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following includes a brief biography of each member of our Board of Directors, or the Board, including their respective ages as of April 30, 2017. The brief biographies below also include information regarding the specific experience, qualifications, attributes or skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.

Name	Age	POSITION HELD WITH ZELTIQ

Mark J. Foley	51	Chairman, Chief Executive Officer, President, and Director

D. Keith Grossman	57	Lead Independent Director, Director

David J. Endicott	52	Director

Mary M. Fisher	55	Director

Kevin C. O’Boyle	61	Director

Andrew N. Schiff, M.D.	51	Director

Mark J. Foley has served on our Board of Directors since 2009 and became our Interim President and Chief Executive Officer in April 2012, and our President and Chief Executive Officer in August 2012. He previously served as our Executive Chairman of the Board of Directors from July 2009 to May 2010, and again since February 2015. Mr. Foley currently serves as a Managing Director at RWI Ventures, and until March 2014, was Executive Chairman at Onpharma until its acquisition by Valeant Pharmaceuticals. Prior to this, Mr. Foley held a variety of operating roles in large public companies and venture-backed startups including U.S. Surgical Corporation, Guidant Corporation, Devices for Vascular Intervention (acquired by Eli Lilly), Perclose (acquired by Abbott) and Ventrica (acquired by Medtronic) where he was the founder and CEO. Mr. Foley has over 25 years of medical device operating, investment and CEO experience. Additionally, he has partnered with a number of entrepreneurs to assist with the formation and capitalization of new companies. Mr. Foley serves or has served as Senior Advisor, Executive Chairman, Interim CEO and Board Member to a number of medical device companies. Mr. Foley is currently a director of Glaukos Corporation, a publicly traded company. Mr. Foley received his B.A. from the University of Notre Dame. We believe Mr. Foley is qualified to serve on our Board of Directors because as our President and Chief Executive Officer, he has deep knowledge and understanding of our company and the business. He is also qualified because of his previous medical device experience as a senior executive and his service on the boards of several medical device companies.

D. Keith Grossman has served on our Board of Directors since October 2013. In February 2016, the Board appointed Mr. Grossman as its Lead Independent Director to preside over periodic meetings of our independent directors, to serve as a liaison between our Chairman and the independent directors, and to perform such additional duties as our Board may otherwise determine and delegate. Mr. Grossman brings over 30 years of experience in the medical device industry. He most recently served for the second time as Chief Executive Officer, President and Director of Thoratec Corporation (THOR) from September 2014 until October 2015, when the company was acquired by St. Jude Medical. Previous to Thoratec Corporation he served as Chief Executive Officer, President and a Director of Conceptus, Inc. (CPTS), from December 2011 until September 2013, when the company was acquired by Bayer Healthcare. Prior to Conceptus, Mr. Grossman served as a Managing Director of TPG (Texas Pacific Group) Biotech from 2007 to 2011, where he co-led the medical device practice, and also served as a Senior Advisor to the healthcare efforts of the buyout fund, TPG Capital. Before joining TPG Biotech, Mr. Grossman was Chief Executive Officer, President and a Director of Thoratec Corporation from 1996 to 2006. Before joining Thoratec, Mr. Grossman’s experience included Sulzermedica and American Hospital Supply Corporation, in a variety of sales, marketing and general management positions. He is a past member of the boards of public companies Kyphon, Inc. (KYPH) and Intuitive Surgical, Inc. (ISRG). He has served on the boards of numerous private medical device companies, as well as the Board of the Medical Device Manufacturers Association. Mr. Grossman received a B.S. in life sciences from The Ohio State University, and an M.B.A. from Pepperdine University. Mr. Grossman brings to our Board of Directors substantial experience in the life sciences industry, as well as the experience he obtained as a chief executive officer and president of other companies, which make him qualified to serve on our Board of Directors.

David J. Endicott has served on our Board of Directors since April 2016. Mr. Endicott was President, Medical Devices of Hospira, Inc., the world’s leading provider of injectable drugs and infusion technologies and a global leader in biosimilars, from March 2014 until September 2015 when Hospira was acquired by Pfizer Inc. From July 2010 to March 2014, Mr. Endicott served as President, Allergan Medical, Asia Pacific and Latin America and as an executive committee member of Allergan, Inc., a multi-specialty healthcare company. Earlier in 2010 he served as President, Europe, Africa & Middle East. Mr. Endicott currently serves on the board of directors of Orexigen Therapeutics, Inc., a biopharmaceutical company focused on the treatment of obesity and as a member of the board of directors for AdvaMed, the principal industry association for medical devices. Mr. Endicott earned his bachelor’s degree in chemistry from Whitman College, his master’s in business administration from the University of Southern California and is a graduate of the Harvard Business School Advanced Management Program. We believe Mr. Endicott is qualified to serve on our Board of Directors based on his strong operational and management experience across multiple business and geographic regions which will provide significant value as we continue to push for a greater international presence. His past leadership positions at Allergan and his role in Allergan’s international corporate expansion exemplifies his operational, strategic and corporate leadership experience.

Mary M. Fisher has served on our Board of Directors since September 2012. Ms. Fisher currently serves as Chief Executive Officer and Director at Colorescience. Prior to Colorescience, Ms. Fisher was Chief Executive Officer and a Director at SkinMedica from April 2008 to December 2012. Ms. Fisher brings more than 25 years of experience in the pharmaceutical and biotechnology industries including service as Chief Operating Officer of Acorda Therapeutics, a CNS company, with responsibility for corporate strategy and business development, financial planning, sales and marketing, and manufacturing. Previously, Ms. Fisher was Vice President, Strategic Healthcare and Commercial Operations for Cephalon, with responsibility for product planning and marketing, managed care sales, and manufacturing. Her earlier experience includes positions at Immunex and Boehringer Ingelheim. She is also a member of the board of directors of Ovascience, Inc., a publicly traded company, and Neuroscience Nursing Foundation. We believe Ms. Fisher is qualified to serve on our Board of Directors based on her executive experience in the aesthetics medical device industry and her collective experience and expertise, as described above.

Kevin C. O’Boyle has served on our Board of Directors since July 2011. Mr. O’Boyle served as Senior Vice President and Chief Financial Officer at Advanced BioHealing, Inc. from December 2010 until June 2011 when it was acquired. Previously, Mr. O’Boyle served as the Chief Financial Officer of NuVasive, Inc., a medical device company focused on the design, development, and marketing of products for the surgical treatment of spine disorders, from January 2003 to December 2009 and the Executive Vice President of NuVasive from December 2004 to December 2009. Prior to that time, Mr. O’Boyle served as Chief Financial Officer and Chief Operating Officer during his six years with ChromaVision Medical Systems, Inc., a publicly traded medical device firm specializing in the oncology market. Also, Mr. O’Boyle held various positions during his six years with Albert Fisher North America, Inc., a publicly traded international food company, before it was sold in 1996, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle is currently a member of the board of directors of Wright Medical Group N.V., a global orthopedics company, Genmark Diagnostics, Inc., a molecular diagnostics company, and Sientra, Inc., a medical device company, all publicly traded, and was a member of the board of directors of Durata Therapeutics, a publicly traded pharmaceutical company until it was acquired by Actavis in 2014. Mr. O’Boyle received a B.S. in Accounting from the Rochester Institute of Technology and successfully completed the Executive Management Program at the University of California at Los Angeles, John E. Anderson Graduate Business School. We believe Mr. O’Boyle is qualified to serve on our Board of Directors and to serve as a Chairman of our Audit Committee based on his executive experience in the medical device industry and his financial and accounting expertise.

Andrew N. Schiff, M.D. has served on our Board of Directors since July 2010. Dr. Schiff joined Aisling Capital in September of 1999 and has served as a Managing Partner since 2002. Prior to joining Aisling Capital, Dr. Schiff practiced internal medicine at The New York Presbyterian Hospital where he maintains his position as a Clinical Assistant Professor of Medicine. In addition to ZELTIQ, Dr. Schiff served as a director of Agile Therapeutics, Inc., a publicly-traded company, until February 2016, and currently serves as a director of a number of private companies. Dr. Schiff received his M.D. from Cornell University Medical College, his M.B.A. from Columbia University, and his B.S. with honors in Neuroscience from Brown University. Dr. Schiff’s medical background, venture experience, and service on the board of directors of several healthcare companies make him qualified to serve on our Board of Directors and to serve as Chairman of our Compensation Committee.

EXECUTIVE OFFICERS

Our executive officers are appointed by and serve at the discretion of the board of directors. There are no family relationships among our directors and officers, other than Brent Hauser, our President, North America, and Brad Hauser, our Senior Vice President of Research and Development, are brothers. The following table provides information regarding our executive officers, including their ages and positions, as of April 30, 2017:

Name	Age	Position
Mark J. Foley	51	Chairman, Chief Executive Officer, President, and Director
Todd E. Zavodnick	45	President, International
Brent Hauser	40	President, North America
Taylor C. Harris	41	Chief Financial Officer and Senior Vice President
Sergio Garcia	55	Senior Vice President, General Counsel and Corporate Secretary
Carl H. Lamm	55	Senior Vice President of Operations
Brad Hauser	40	Senior Vice President of Research and Development
Danika Harrison	41	Senior Vice President of Global Marketing
Mike Fitzgerald	57	Senior Vice President of Global Human Resources

Mark J. Foley – Biographical information with respect to Mark J. Foley is provided above under “Directors.”

Todd E. Zavodnick has served as President, International, since February 2016. Prior to joining ZELTIQ, Mr. Zavodnick was the President & General Manager of Galderma North America, where he was responsible for all North America operations within the Pharmaceutical, Consumer (self-medication), and Aesthetic & Corrective businesses. He also previously served as Galderma’s Vice President, General Manager Aesthetic & Corrective USA, from May 2014 to January 2016, during which time he was responsible for Galderma’s Aesthetic & Corrective operations in the United States. Todd also served as Senior Regional Director for Galderma’s European and Latin America Operations, from May 2012 to January 2015, during which time he was responsible for all operations within Europe, Middle East, Africa, and Latin America for Galderma regarding all business units of Pharmaceutical, Consumer (self-medication), and Aesthetic and Corrective Lines. Prior to joining Galderma, Mr. Zavodnick served as President, China and Mongolia for Alcon, a Novartis company, from April 2009 to July 2012, at which he oversaw operations for Alcon China and Mongolia focusing on the areas of medical devices, pharmaceuticals and consumer eye care. In his career, Mr. Zavodnick has spent time leading organizations in Asia (residing in Beijing, China, for four years), Europe (residing in Lausanne, Switzerland, for two and a half years), the Middle East, Africa, and Latin America for Alcon Laboratories and Galderma Laboratories. He began his career as a Registered Pharmacist. In addition Mr. Zavodnick serves on the Board of Directors for the Children’s Skin Disease Foundation whose mission is to care for children with severe life threatening skin diseases. Mr. Zavodnick earned a Bachelor of Science degree in Pharmacy from Rutgers University and an M.B.A. from the University of Texas at Dallas.

Brent Hauser has served as President, North America since January 2017, and previously served as Vice President of North America Sales from January 2013 through December 2016. He first joined ZELTIQ as Regional Sales Director, West Region in November 2012. Mr. Hauser has more than 15 years of sales experience in the medical device industry. Prior to joining ZELTIQ, he served as Director of Sales, APAC for Solta Medical, from March 2010 to October 2012, where he was responsible for developing and implementing the sales, clinical and training strategy throughout the Asia Pacific region. He also served as Area Sales Manager from March 2008 through February 2010. Prior to the Solta Medical acquisition, Mr. Hauser served as Director of Sales, EMEA from January 2006 through February 2008, for Reliant Technologies. Mr. Hauser received his Bachelor of Arts in Human Biology from Stanford University.

Taylor C. Harris has served as Chief Financial Officer and Senior Vice President since April 2016; however, he joined the company in March 2016 on a part-time basis as Vice President of Finance. Mr. Harris previously served as Vice President and Chief Financial Officer at Thoratec Corporation from October 2012 until October 2015 when Thoratec was acquired by St. Jude Medical, Inc., during which tenure he was responsible for all finance, accounting, treasury and investor relations functions. Mr. Harris joined Thoratec as its Senior Director of Investor Relations and Business Development in February 2010, in which capacity he was responsible for developing and executing the company’s investor relations strategy, as well as supporting the company’s strategic and business development activities. Prior to joining Thoratec, Mr. Harris worked at JPMorgan Chase & Co. for over a decade in several capacities, including as a Vice President in the firm’s Healthcare Investment Banking and Equity Research departments. Mr. Harris holds a Bachelor of Arts in Physics and Economics from the University of North Carolina at Chapel Hill.

Sergio Garcia has served as Senior Vice President, General Counsel and Corporate Secretary since March 2012. With more than two decades of legal and compliance experience, Mr. Garcia brings a wealth of expertise and knowledge to ZELTIQ. Before joining ZELTIQ, Mr. Garcia was a partner at the law firm Reed Smith LLP from July 2008 to February 2012 and at Fenwick & West LLP from October 2005 to July 2008 where he advised public and private emerging growth biotechnology and medical device companies on corporate governance, securities matters, and strategic transactions, including mergers and acquisitions. Prior to that, Mr. Garcia served as Vice President, Legal and General Counsel at PDL BioPharma Inc. where he was responsible for overseeing the company’s legal affairs worldwide, including corporate governance, securities compliance, strategic partnerships, litigation, licensing and mergers and acquisitions activity. Mr. Garcia received his Bachelor of Arts degree in International Relations from Stanford University and his J.D. degree from the University of California, Berkeley, School of Law.

Carl H. Lamm has served as Senior Vice President of Operations since January 2017 and previously as Vice President of Operations from November 2012 to January 2017. He previously served as Vice President of Manufacturing & Supply Chain from July 2011 to November 2012 and as Senior Director of Supply Chain from April 2008 to July 2011. Prior to joining ZELTIQ, Mr. Lamm served as Manufacturing Manager at Thoratec Corporation, as Operations Manager at Varian Inc. and Director of Logistics and Materials at Orthopedic Technology Inc. With over 25 years of Operations experience in Class II and III Medical Device and High Technology companies managing operations, supply chain and manufacturing functions,

Mr. Lamm is now responsible for establishing a flexible, scalable, cost effective and quality driven operations organization. Mr. Lamm holds a Bachelor of Arts in Economics from the University of Washington and an M.B.A from Saint Mary’s College.

Brad Hauser has served as Senior Vice President of Research and Development since January 2017 and previously as Vice President of Research and Development from July 2015 to January 2017. He joined ZELTIQ in December 2013 as Vice President of Product and Clinical Strategy. Prior to joining ZELTIQ, Mr. Hauser served as Executive Vice President, Commercial Operations for Cutera, from June 2011 to December 2013, where he was responsible for marketing, clinical and business development activities for its global laser and energy-based devices. From April 2010 to June 2011, Mr. Hauser served as Director of Research and Development at Medicis where he was responsible for clinical and product development for the LipoSonix program. Prior to joining Medicis, Mr. Hauser served as Managing Director of Product and Clinical Marketing at Solta Medical. Mr. Hauser received his Bachelor of Arts in Human Biology from Stanford University.

Danika Harrison has served as Senior Vice President of Global Marketing since January 2017 and previously as Vice President of Global Marketing from February 2015 to January 2017. She joined ZELTIQ in November 2014 as Vice President of Consumer and Brand Marketing. Prior to joining ZELTIQ, Ms. Harrison worked at Tria Beauty from March 2011 to June 2014 in several capacities, including as Senior Vice President of Global Marketing and General Manager of North America, where she was responsible for marketing and eCommerce programs to drive consumer demand. Prior to joining Tria Beauty, Ms. Harrison worked at digital marketing agency Rosetta from June 2006 to March 2011 where she partnered with companies such as Johnson & Johnson to build consumer-facing marketing programs. She spent the first six years of her career working in marketing for financial services at MBNA (now Bank of America) and Merrill Lynch Investment Managers (now Blackrock). Ms. Harrison graduated cum laude with a Bachelor of Science from Georgetown University, and she received a Master of Business Administration from Northwestern University’s Kellogg School of Management.

Mike Fitzgerald has served as Senior Vice President, Global Human Resources since January 2017. Prior to joining ZELTIQ, Mr. Fitzgerald was the Executive Vice President, Global Human Resources for Cepheid, a leading company in molecular diagnostics, from January 2012 to January 2017, where he was responsible for devising and implementing the company’s human capital strategy and associated programs. Before joining Cepheid, he served as the Senior Vice President of Global Human Resources at Verigy, Ltd (now a part of Advantest Corp.) from October 2010 to January 2012. Prior to Verigy, Mr. Fitzgerald was Vice President of Human Resources at Varian, Inc. (acquired by Agilent Technologies) from 2007 to 2010, and prior to that, he held various HR roles culminating in becoming the Global Director of HR Strategy and Planning for Vodafone Group, plc from 1995 to 2006. He earned a bachelor’s degree in Political Science from the University of California, Berkeley, a master’s degree in Industrial Relations and Personnel Management from the University of London’s London School of Economics and Political Science, a master’s in Management at McGill University in Montreal, Canada as part of the International Masters in Practicing Management Program (IMPM), and a postgraduate diploma in applied social studies at Trinity College, Dublin. He is a current participant in the master’s degree in Social Innovation program at the University of Cambridge Judge Business School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ZELTIQ. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of Messrs. Endicott, Grossman and O’Boyle, Dr. Schiff and Ms. Fisher filed one Form 4 reporting one transaction late, the automatic grant of restricted stock units to them as non-employee directors.

CODE OF BUSINESS CONDUCT

We have adopted a code of business conduct that applies to all of our officers, directors, and employees. We have posted a copy of our code of business conduct, and intend to post amendments to this code, or any waivers of its requirements, on our website at www.zeltiq.com, as permitted under SEC rules and regulations. The reference to our web address does not constitute incorporation by reference of the information contained at or available through this site.

AUDIT COMMITTEE

The Board of Directors established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee comprises Mr. O’Boyle (Chair), Ms. Fisher and Mr. Grossman.

The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee meet the independence requirements for serving on the Audit Committee (as currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards).

The Board of Directors has also determined that Mr. O’Boyle qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. O’Boyle’s level of knowledge and experience based on a number of factors, including his experience as a chief financial officer for public reporting companies.

PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES TO THE BOARD

Our Nominating and Corporate Governance Committee will consider candidates proposed for nomination by our stockholders, and does not intend to treat candidates recommended by stockholders differently from other candidates. Stockholders may propose candidates by submitting the names and supporting information to: Corporate Secretary, 4410 Rosewood Drive, Pleasanton, CA 94588. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis is designed to provide our stockholders with an understanding of our compensation philosophy and objectives as well as the analysis that we performed in setting executive compensation. It discusses the Compensation Committee’s and Board’s determination of how and why, in addition to what, compensation actions were taken for each person serving as our chief executive officer, our chief financial officer, our former chief financial officer, and our three other most highly compensated executive officers at the end of 2016. These individuals are collectively referred to in this discussion as the “named executive officers” because they are named in the compensation tables included in this proxy statement.

Our named executive officers for 2016 were:

Name	Position
Mark J. Foley	Chairman, Chief Executive Officer, President, and Director
Todd E. Zavodnick	President, International
Taylor C. Harris	Chief Financial Officer and Senior Vice President
Patrick Williams	Former Chief Financial Officer and Senior Vice President
Sergio Garcia	Senior Vice President, General Counsel and Corporate Secretary
Keith J. Sullivan	Former Chief Commercial Officer and President, North America

Investors are encouraged to read this discussion in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of the named executive officers for 2016 as well as prior years.

Compensation Philosophy and Objectives

The Compensation Committee of the Board of Directors designs our compensation and benefits programs to attract, retain, and incentivize talented and qualified executives who share our commitment to our vision, customers, and constituents. We recruit and hire employees who strive to meet and surpass our annual and long-term corporate goals and build long-term value for our stockholders. The Compensation Committee and Board believe compensation incentives should promote the success of our company and motivate our executive officers to pursue and exceed our corporate objectives.

The Compensation Committee’s philosophy is that an appropriate portion of an executive’s compensation should be performance-based to encourage and foster a culture in which individual performance is aligned with corporate objectives. The Compensation Committee believes that by promoting a pay-for-performance philosophy it will enable us to align our executive officers’ interests with those of our stockholders. Our performance-based compensation programs combine short- and long-term components, consisting of cash bonuses based on performance, and equity grants that vest over time (and increase in value with the increase in our stock price) or upon achievement of performance objectives, in amounts and proportions aimed to create incentives and reward our executive officers for achieving and surpassing our corporate objectives. Our executive compensation program also is intended to make us competitive in our industry, where there is considerable competition for talented executives.

Role of “Say-on-Pay” Vote

At the 2012 annual meeting, our stockholders voted to review our executive compensation, commonly referred to as a “say-on-pay” vote, once every three years. At the 2012 annual meeting, we presented stockholders with a non-binding say-on-pay vote on our executive compensation for 2011 described in the 2012 proxy statement. Of the total votes cast, approximately 99% were in favor of our 2011 executive compensation. The Compensation Committee reviewed the results of the vote and concluded that the stockholders had endorsed the Compensation Committee’s compensation philosophy.

At the 2015 annual meeting we presented stockholders with a non-binding say-on-pay vote on our executive compensation for 2014 described in the 2015 proxy statement. Of the total votes cast, 79% were in favor of our executive compensation. The Compensation Committee reviewed the results of the vote and concluded it was not necessary to make any changes to its compensation philosophy. Taking into consideration the 2015 say-on-pay vote, the Compensation Committee continued its compensation philosophy and practices and, in February 2016, applied the same compensation principles in establishing 2016 compensation.

Summary of Compensation Program

The overall objective of our compensation program is to motivate our executives to meet and exceed our corporate goals and build stockholder value. Therefore, the elements of our compensation program are focused on providing our executives with both annual and long-term performance incentives. The elements include:

•	Base salary;

•	Annual performance-based cash incentive awards;

•	In cases of exceptional performance, additional cash bonuses; and

•	Stock-based incentive awards.

We also provide our executives with the same benefits we provide generally to our employees, including health insurance, short-term and long-term disability insurance, life and accidental death and dismemberment insurance, and other insurance benefits.

In determining the amounts of each of these compensation elements, the Compensation Committee considers the following objectives:

    An appropriate portion of executive compensation should be performance-based. We believe that a meaningful portion of executive compensation should be directly tied to the performance of our company as a whole. Consistent with this objective, we adopted a 2016 Corporate Bonus Plan to reward achievement of our corporate goals.

    Stock-based incentive awards should be a significant portion of executive compensation. We believe a meaningful portion of executive compensation should be tied to the long-term performance of the organization with a focus on building long-term stockholder value. By granting executives stock option, performance stock unit and restricted stock unit awards, we directly incentivize our executives to build stockholder value. To assure the long-term focus on stockholder value as well as to retain our executives responsible for achieving this objective, our stock option and restricted stock unit awards typically have a four-year vesting schedule.

    Our executive compensation should be competitive and fair. Executive talent is important to our organization, and there is significant competition for top talent in the medical technology industry. To attract and retain talented executives, our compensation programs should be competitive when compared to our peers and fair with respect to internal and external considerations.

Compensation Process

Our Compensation Committee is responsible for establishing our compensation philosophy and ultimately determining the compensation levels for our named executive officers, including base salaries, cash incentive compensation and stock-based incentive awards. The Compensation Committee is also responsible for approving the corporate goals for purposes of determining annual cash incentive awards. To assist the Compensation Committee, our Chief Executive Officer collaborates with our Chief Financial Officer and Human Resources to develop recommendations to make to the Compensation Committee for base salaries, cash incentive bonus plans, stock-based incentive awards, corporate goals for the fiscal year, and individual performance goals for each named executive officer (other than with respect to the Chief Executive Officer’s own compensation). The Compensation Committee in its sole discretion determines whether to adopt the Chief Executive Officer’s recommendations. No named executive officer may be present at the time his or her compensation is being discussed or determined by the Compensation Committee. With respect to the compensation of the Chief Executive Officer, the Compensation Committee makes recommendations to the Board, and the Board ultimately approves the compensation of the Chief Executive Officer.

The Compensation Committee engaged Compensia, a national compensation consulting firm, to provide executive compensation advisory services, which services with respect to 2016 compensation for the named executive officers included the following:

•	an assessment of executives’ base salaries, cash incentives and equity compensation levels, and plan structures;

•	a review of market practice with respect to executive severance and change in control arrangements;

•	a review of recommendations for our peer group;

•	a review of market data and compensation trends specific to our peer group to design compensation plans; and

•	a review of our compensation discussion and analysis included in our proxy statement.

Determination of Executive Compensation

In setting the compensation for our named executive officers, our Compensation Committee places significant emphasis on the recommendations of our Chief Executive Officer for all named executive officers, except with respect to the compensation of the Chief Executive Officer. Our Compensation Committee also considers market data, our overall performance during the prior fiscal year relative to our financial goals and the executive’s individual contributions during the prior fiscal years toward the achievement of our corporate goals. Our Compensation Committee determines compensation for newly hired executive officers based on the following (not mentioned in any specific order): (1) significance of the position relative to our business needs and objectives; (2) competitive market data of our peer companies and other available market data; (3) industry experience; (4) experience and expertise; and (5) arm’s-length negotiations between the company and the executive officer in connection with the executive officer becoming employed by us.

Establishment of Peer Group

In the second half of 2011 in connection with our initial public offering, the Compensation Committee engaged Compensia to conduct a compensation analysis of our peer group, and has continued to use Compensia ever since. In December 2015, Compensia reviewed our peer group originally established in 2013, and revised in 2014, and delivered its findings and recommendations to the Compensation Committee, which our Compensation Committee adopted, leading to the removal of one company from the peer group, due to reduced market capitalization (Fluidigm) and the inclusion of one new company (Natus Medical) as a replacement. Compensia’s and the Compensation Committee’s goal in creating the new peer group was to establish representative industry group most similar to the company based on revenues, industry segment, business model and U.S. location. The 2016 peer group was as follows:

Abaxis, Inc. ABIOMED, Inc. AtriCure Inc. Atrion Corporation Cardiovascular Systems, Inc.	Cynosure, Inc. DexCom, Inc. Endologix, Inc. HeartWare International, Inc.	Insulet Corporation LDR Holding Natus Medical Vascular Solutions, Inc.

Components of Executive Compensation

As indicated above, our executives are compensated through a combination of annual and long-term incentives designed to motivate them to help us achieve our key corporate goals and build value for our stockholders.

The Compensation Committee considers many factors in the process of determining compensation levels for each named executive officer, including:

•	the Compensation Committee’s belief that our compensation amounts should be internally fair and equitable relative to roles, responsibilities, and relationships among our named executive officers;

•	prior compensation or amounts realized or realizable from equity compensation by named executive officers; and

•	the evaluations and recommendations of our Chief Executive Officer based on his evaluation of each executive’s performance and contributions (other than with respect to his own compensation).

We do not have a predefined framework that determines which factors may be more or less important, and the emphasis placed on specific factors may vary among the named executive officers. Ultimately, it is our Compensation Committee’s judgment of these factors, along with competitive data, that form the basis for determining named executives’ compensation.

Base Salary

Our Compensation Committee is responsible for setting our executive base salaries based on input from the Chief Executive Officer (except with respect to the compensation of the Chief Executive Officer, whose base salary the Compensation Committee recommends to the Board, with Board making the final determination). The Compensation Committee annually sets the base salary for our executives and adjustments are made to reflect performance-based factors and competitive conditions.

Based upon Compensia’s market findings and to remain competitive with salaries offered by peer companies, at the beginning of 2016, based on a recommendation by the Compensation Committee, the Board of Directors increased the base salary of Mr. Foley by 14.3% from $525,000 per year to $600,000. In addition, based upon the recommendation of the Chief Executive Officer and Compensia’s market findings, at the beginning of 2016 the Compensation Committee increased the base salary of Mr. Garcia by 4.8% from $310,000 to $325,000.

In addition, in January 2016 Mr. Sullivan was promoted from Senior Vice President and Chief Commercial Officer to Chief Commercial Officer and President, North America. With this promotion, the Compensation Committee increased Mr. Sullivan’s base salary 10.8%, from $325,000 to $360,000. Mr. Sullivan’s compensation adjustment was a result of the Chief Executive Officer’s recommendation and market findings by Compensia.

On February 1, 2016, Mr. Zavodnick joined us on a full-time basis as President, International, earning a base salary of $350,000 per year. The base salary for Mr. Zavodnick was the result of arms-length negotiations in connection with the negotiation of his employment agreement in December 2015, and the Compensation Committee approved Mr. Zavodnick’s salary level prior to his hire based in part upon the recommendation from the Chief Executive Officer and market findings by Compensia.

On March 1, 2016, Mr. Harris joined us on a part-time basis as Vice President of Finance, earning a base salary of $175,000 per year. Mr. Harris became Senior Vice President and Chief Financial Officer on April 18, 2016, and began working full-time with a base salary of $350,000. The base salary for Mr. Harris was the result of arms-length negotiations in connection with the negotiation of his employment agreement in February 2016, and the Compensation Committee approved Mr. Harris’s salary level prior to his hire based in part upon the recommendation from the Chief Executive Officer and market findings by Compensia.

Mr. Williams’ base salary was not adjusted in 2016, and remained at $325,000.

Performance-Based Cash Incentive Awards

Our Compensation Committee is responsible for administration of our bonus plans, and in February 2016 adopted the 2016 Corporate Bonus Plan, or the Bonus Plan, which provided for cash incentive awards for performance in 2016. All named executive officers were eligible to participate in the Bonus Plan other than Mr. Williams, who would be terminating employment with our company. The Bonus Plan was designed to align our named executive officers’ efforts with our corporate goals and our Compensation Committee’s pay-for-performance philosophy. Each named executive officer had a target bonus ranging from 50% to 100% of his base salary.

In determining the percentage of base salary used to establish the target bonus for each of the named executive officers, the Compensation Committee (and the Board with respect to our Chief Executive Officer), considered the factors described above in the Components of Executive Compensation. The Compensation Committee has no formula for making these determinations, but uses its judgment and industry knowledge, as well as the advice of Compensia, in determining the target bonus as a percentage of base salary. For 2016, the Compensation Committee (and the Board with respect to our Chief Executive Officer), set target bonuses as a percentage of base salary for our named executive officers as follows:

Name	Target Bonus as a Percentage of Base Salary
Mark J. Foley	100%
Todd E. Zavodnick	75	%(1)
Taylor C. Harris	60	%(1)
Patrick F. Williams	60%
Sergio Garcia	50%
Keith J. Sullivan	75%

(1)	Mr. Zavodnick’s and Mr. Harris’ target bonuses were established in connection with the negotiation of their employment agreements in December 2015 and February 2016, respectively.

For our Chief Executive Officer, the Compensation Committee and the Board determined that 100% of his actual bonus would be determined based solely on company performance as against the established metrics. For our other named executive officers for whom a target bonus was established, 70% of actual bonus would be based on company performance as against the established metrics, and the remaining 30% would be based on individual goals. There are no guaranteed bonuses under the Bonus Plan. The company must achieve corporate goals and objectives, at specified levels, for any bonus payouts to occur that are tied to company performance. Individual goals are set at the beginning of the year specific to each named executive officer’s functional area.

The Compensation Committee and the Board determined that the metrics for company performance under the Bonus Plan would be 2016 revenue and 2016 Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding stock-based compensation), which are collectively referred to as the “Corporate Objective.” Further, the Compensation Committee and the Board determined to weight these metrics for the Bonus Plan with 70% for revenue performance and 30% for Adjusted EBITDA performance, for purposes of determining actual payouts. The Compensation Committee and the Board determined to use these metrics and weightings for the Bonus Plan based upon their determination that these metrics and weightings were the appropriate mix to best motivate the named executive officers to maximize the company’s financial performance.

The Compensation Committee and the Board determined that no bonus would be achieved unless at least $315.0 million of 2016 revenue was recognized, and no less than $31.5 million of Adjusted EBITDA was achieved. At these minimum levels, 50% of the Corporate Objective component of target bonuses would be earned. For amounts above these minimums, actual bonuses related to the Corporate Objective component of target bonuses would increase to 100% of the target bonus tied to Corporate Objective being paid if (1) the company’s actual 2016 revenue equaled the revenue set forth in the company’s budget ($327.5 million), and (2) the company’s actual 2016 Adjusted EBITDA was achieved as set forth in the company’s budget

($35.7 million). The maximum bonus payable with respect to the Corporate Objective was 200% of target bonus for Mr. Foley, Mr. Zavodnick, Mr. Harris and Mr. Sullivan, and 175% of target bonus for Mr. Garcia, which would be reached if at least $350.0 million of 2016 revenue was recognized, and no less than $40.6 million of Adjusted EBITDA was achieved. Mr. Williams was eligible for a pro-rated target bonus as per his separation agreement.

The 2016 individual goals for each named executive officer included International Sales and expansion activities (for Mr. Zavodnick), non-financial goals for Finance and Information Technologies (for Mr. Harris), execution of legal strategy and favorable legal outcomes (for Mr. Garcia), and North American Sales, Commercial Operations, Training and Marketing related goals (for Mr. Sullivan).

Actual company performance with respect to the Corporate Objective component was: 2016 world-wide revenue of $354.2 million, exceeding target by 8.2%; and 2016 Adjusted EBITDA of $35.3 million, missing target by 7.4%. Therefore although our world-wide revenue achieved the maximum level, our Adjusted EBITDA achievement did not achieve the target level. As such, the company paid bonuses below the target levels at 98.6% but earned overachievement of bonus due to the exceeded revenue target.

As a result of this performance, in February 2017, our Compensation Committee made the subjective determination to pay bonuses to each of our named executive officers as follows:

Name	Target Bonus	Portion of Target Bonus Earned (1)	Portion of Over-achievement Bonus Earned(2)	Total Bonus Earned	Percentage of Target Bonus
Mark J. Foley	$600,000	$591,463	420,000	$1,011,463	168%
Todd E. Zavodnick(3)	$262,500	$255,948	183,750	$439,698	168%
Taylor C. Harris(4)	$161,875	$131,936	113,313	$245,249	152%
Patrick F. Williams(5)	$57,688	$57,113	—	$57,113	99%
Sergio Garcia(6)	$162,500	$160,881	85,313	$246,194	152%
Keith J. Sullivan(6)	$270,000	$267,311	189,000	$456,311	169%

(1)	The company achieved 98.6% of its Target Bonus. Excludes amounts paid for overachievement.
(2)	Overachievement was calculated as follows: the company exceeded its maximum world-wide revenue target of $350.0 million by achieving $354.2 million, but did not achieve the target Adjusted EBITDA of $35.7 million. The actual achievement was $35.3 million in Adjusted EBITDA and was, therefore, under the 100% target for Adjusted EBITDA. Based on the weighting of these metrics at 70% (for world-wide revenue) and 30% (for Adjusted EBITDA), it was determined that the company achieved 98.6% of its target and 70% of its overachievement metric, as the revenue target exceeded the maximum target. This 168% overachievement metric was multiplied by the overachievement opportunity for each objective (an additional 100% for Messrs. Foley, Harris, Zavodnick and Sullivan and 75% for Mr. Garcia) to determine their earned bonus.
(3)	Mr. Zavodnick did not achieve all of his individual goals. As such, his earned bonus is calculated below the full achievement for which he is eligible and his overachievement is based on a multiple of the lower earned bonus. Though Mr. Zavodnick was hired in February 2016, his bonus was not pro-rated for his length of service in 2016 per his employment arrangements with the company.
(4)	Mr. Harris did not achieve all of his individual goals. As such, his earned bonus is calculated below the full achievement for which he is eligible and his overachievement is based on a multiple of the lower earned bonus. Mr. Harris began his employment on March 1, 2016, and as such, his bonus is pro-rated for his length of service in 2016. Per his employment agreement with the company, Mr. Harris’ earnings while a part-time employee from March 1, 2016, through April 17, 2016, were included with his 2016 bonus opportunity.
(5)	Based on Mr. Williams’ separation agreement, he was eligible to receive the target bonus level, pro-rated for his length of service in 2016. Mr. Williams’ employment terminated on April 18, 2016.
(6)	Achieved 100% of his individual goals.

Cash Bonuses

In 2016 we paid a cash bonus to Mr. Zavodnick pursuant to the terms of his employment agreement in the amount of $153,361, which comprised $50,000 as a sign on bonus and the remainder as a bonus as a result of the bonus he was required to forego from his prior employer to join our company.

Mr. Harris received a one-time discretionary bonus in the amount of $28,327 on March 15, 2017, for his work performed in 2016 based on a recommendation from the Chief Executive Officer and approved by the Compensation Committee.

Stock-Based Incentive Awards

In addition to our performance-based cash incentive awards, we provide long-term stock-based incentive awards to our executive officers. These stock-based incentive awards are a blend of options to purchase shares of our common stock, performance stock units (“PSUs”) and restricted stock units (“RSUs”), which provide incentives which enable the company to continue to attract, retain experienced and skilled industry leaders, and maintain a competitive position.

Our Chief Executive Officer recommends to our Compensation Committee a specific value of shares to be subject to each award granted to each named executive officer (with the exception of his own stock-based grants). The actual value of shares granted to the named executive officers is determined by the Compensation Committee and the Board based on the Compensation Committee’s and the Board’s subjective assessment of the company’s performance, the named executive officers’ total compensation, the individual officer’s level of duties and responsibilities, performance, demand in the labor market, and market data (including competitive analysis provided by Compensia), as well as the dilutive effects of equity grants. Each named executive officer generally receives award grants with a value determined by reference to the named executive officer’s responsibilities and duties. The number of RSUs awarded is calculated by taking the average fair market value of our common stock for the preceding 30 calendar days and dividing it into the aggregate award value. Generally, our executive officers receive these grants at the time of their initial hire, following promotion and, if approved by the Compensation Committee, on an annual basis. The determination of the specific value of shares to be subject to each grant to our Chief Executive Officer is made by the Board of Directors following discussion with the chairman of the Compensation Committee.

All equity based incentive awards to our continuing executive officers are granted at regular meetings of the Compensation Committee. Awards to new employees and to current employees who are promoted are granted on or soon after the date of hire or promotion. Our Compensation Committee does not time the granting of equity awards based on whether the company is in possession of material non-public information. The number of options awarded is calculated by taking the Black-Scholes value of the average fair market value of our common stock for the preceding 30 calendar days and dividing it into the aggregate award value. The exercise price of any option grant is determined by reference to the fair market value listed of such shares, which our Equity Incentive Plan defines as the closing price of our common stock on the date of grant. On the vesting date, the value for each RSU and PSU is determined by calculating the closing price listed on NASDAQ multiplied by the number of shares vesting.

In 2016, our Board and Compensation Committee made equity award grants only of stock options and RSUs to our named executive officers other than to Keith J. Sullivan, our Chief Commercial Officer and President, North America. The Compensation Committee made equity award grants solely of PSUs to Mr. Sullivan. Mr. Sullivan’s PSUs are subject to vesting quarterly over one year based upon the achievement of quarterly revenue levels. Our Board and Compensation Committee determined the value of shares to be subject to the stock options and RSUs granted to our named executive officers other than to Mr. Sullivan using the subjective criteria discussed above. The Compensation Committee made the grant of PSUs to Mr. Sullivan pursuant to Mr. Sullivan’s employment agreement with the company, which was negotiated with Mr. Sullivan at the time that he entered into his employment with the company, which PSUs are intended to provide him with substantial incentives to achieve superior sales performance by tying the vesting of the PSUs to sales performance.

Equity grants to Mr. Zavodnick and Mr. Harris were negotiated in connection with the negotiation of their employment agreements in December 2015 and February 2016, and the grants were effective upon their beginning employment with the company.

Equity incentives are generally granted on a time-based vesting schedule, with the exception of certain prior grants to Mr. Foley and Mr. Sullivan, each of which vest upon the achievement of performance targets, and a grant to Mr. Garcia in 2015, which vests upon the achievement of an operational milestone. Most new hire option grants, including those for our named executive officers, generally vest over a four-year period with 25% vesting on the first anniversary of the grant date or vesting commencement date and the remainder vesting in equal monthly installments over the subsequent three years of employment. Annual option grants generally vest over a four-year period. RSU grants vest over four years. Mr. Sullivan’s PSUs vest quarterly in amounts depending on achievement of quarterly revenues. The named executive officers also have accelerated vesting on certain types of terminations of employment, as described below in the section “Employment Agreements.”

The equity grants made in 2016 were as follows:

Name	Number of Shares Subject to Stock Options	Number of Shares Subject to RSUs	Number of Shares Subject to PSUs
Mark J. Foley	124,610	65,421	—
Todd E. Zavodnick	—	99,049	—
Taylor C. Harris	106,411	55,865	—
Patrick F. Williams	—	—	—
Sergio Garcia	26,702	14,019	—
Keith J. Sullivan	—	—	40,000

Other Benefits

To attract, retain and offer market levels of compensation to our executives, we provide the following benefits:

Health insurance. We provide each of our executives and their spouses and children the same health, dental and vision insurance coverage we make available to our other eligible employees.

Health Saving Account/Flexible Spending Account. Pursuant to the plan restrictions all eligible executives have the same opportunity to participate in these plans consistent with all of our eligible employees.

Disability insurance. We provide each of our executives with the same short-term and long-term disability insurance we provide to all eligible employees.

Life insurance. We provide each of our executives with the same life insurance we provide to all eligible employees at 1x annual compensation.

401(k) retirement plan. All executives are eligible to participate in the same 401(k) Plan that is available to all eligible employees. Pursuant to our 401(k) plan, we made matching contributions for each of our named executive officers in an amount equal to $1.00 for every $1.00 contributed by an employee up to 3% of earnings and $0.50 for every $1.00 contributed by an employee between 3% and 5% of earnings to a maximum matching contribution of 4% of earnings.

Employee Stock Purchase Plan. All executives are eligible to participate in the same plan that is available to all eligible employees.

Personal Time-Off (“PTO”). We provide each of our executives with the same PTO accrual that is available to all eligible employees.

Nonqualified deferred compensation. We do not currently provide any nonqualified deferred contribution or other deferred compensation plans to any employees.

Perquisites. We have limited the perquisites made available to our executive officers. In the event of relocation upon acceptance of a position with the company, we have provided relocation assistance to include actual moving expenses and limited assistance with the sale of a residence. Relocation assistance has been provided to other employees in the organization. A formal relocation plan has not been developed. If necessary, we may develop a formal relocation plan to aid us in attracting and retaining key employees.

Post-Employment Compensation

Certain employment arrangements with our named executive officers provide for protections in the event of their termination of employment under specified circumstances. We believe that these protections are necessary for both recruiting and retention purposes. We also believe that entering into these arrangements will help our executives maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change in control of our company. For a summary of the material terms and conditions of these severance and change in control arrangements, please review section “Employment Arrangements.”

On February 25, 2016, we entered into a severance and consulting agreement with Mr. Williams pursuant to which Mr. Williams remained an employee of ZELTIQ until April 17, 2016, at which time he became a consultant to us. The severance and consulting agreement provides that Mr. Williams will: (a) receive severance of continued payment of his base cash compensation for a period of nine (9) months following April 17, 2018; (b) receive nine (9) months of COBRA health insurance premiums (or a shorter period if Mr. Williams becomes eligible for health insurance benefits through another employer); (c) be a participant in the ZELTIQ 2016 Corporate Bonus Plan for his service while he remains an employee of ZELTIQ, with a target bonus of 60% of his actual annual base cash compensation; and receive a consulting fee equal to $1,000 per month, beginning April 18, 2016, until the earlier of (a) the expiration or termination of the period during which he provides consulting services to ZELTIQ, or (b) the date on which he begins full-time employment with another company. These terms were arrived at based on Mr. Williams’ contractual obligations to severance in addition to the company’s periodic need for his consultative services over a transitional period of time.

Accounting and Tax Considerations

Internal Revenue Code, or the Code, Section 162(m) limits the amount that we may deduct for compensation paid to our Chief Executive Officer and to certain other of our most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In 2016 our Compensation Committee and stockholders approved our 2016 Executive Performance Award Plan that was intended to be used in future years to establish “performance-based” compensation for 2017 and beyond. With the impending acquisition of our company by Allergan in the second quarter of 2017, we do not expect that the Compensation Committee will be making any further compensation decisions.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2016, 2015 and 2014, compensation earned by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers at December 31, 2015 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Mark J. Foley President and Chief Executive Officer	2016 2015 2014	600,000 525,000 500,000	— — —	1,506,646 1,820,996 735,000	1,437,825 477,952 154,440	1,011,463 945,000 750,000	11,260 11,029 10,829	4,567,194 3,779,977 2,150,269

Todd E. Zavodnick (4) President, International	2016	320,833	153,361	2,291,004	—	439,698	19,274	3,224,170

Taylor C. Harris (5) Chief Financial Officer, Senior Vice President	2016	269,792	28,327	1,162,551	1,109,473	245,249	10,517	2,825,909

Patrick F. Williams (6) Former Chief Financial Officer, Senior Vice President	2016 2015 2014	96,146 325,000 318,750	— — —	— 705,613 417,600	— 185,200 230,343	57,113 346,788 318,750	285,025 15,028 14,822	438,284 1,577,629 1,300,265

Sergio Garcia Senior Vice President, General Counsel and Corporate Secretary	2016 2015 2014	325,000 310,000 310,000	— — —	322,858 691,899 250,560	308,104 55,549 57,586	246,194 223,200 244,125	11,235 10,265 9,833	1,213,391 1,290,913 872,104

Keith J. Sullivan (7) Former Chief Commercial Officer and President, North America	2016 2015 2014	360,000 325,000 325,000	— — —	921,200 1,386,000 1,111,800	— — —	456,311 410,000 455,000	23,260 191,686 23,829	1,760,771 2,312,686 1,915,629

(1)	As required by SEC rules, amounts shown present the aggregate grant date fair value calculated using the same valuation methodology we use for financial reporting purposes in accordance with ASC 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 8, “Stock Based Compensation,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
(2)	Includes the fair value of the performance stock units (“PSUs”) granted, excluding estimates of forfeiture, that were granted to Mr. Sullivan in the year with vesting based upon the achievement of revenue-based targets for each year, and to Mr. Garcia in 2015 with vesting based upon the achievement of an operational milestone. The fair value is calculated based upon the probable outcome of the vesting conditions. The probable outcome values for PSUs granted to Mr. Sullivan for 2014, 2015 and 2016 were the same as the maximum values, which were $1,111,800, $1,386,000 and $921,000, respectively. The probable outcome value for the PSU granted to Mr. Garcia in 2015 was $0, and the maximum value was $691,899. No other named executive officers were granted PSUs in 2014, 2015 or 2016.
(3)	For 2016, includes (i) matching contributions to our 401(k) plan; (ii) life insurance premiums and (iii) the value of perquisites, including car allowance, medical expenses, severance/PTO/COBRA and relocation fees. The individual components of the total amounts for 2016 are as follows:

Name	401K Contributions ($)	Life Insurance ($)	HSA Contribution ($)	Car Allowance ($)	Severance/PT O/COBRA ($)
Mr. Foley	10,600	660	—	—	—
Mr. Zavodnick	10,600	424	—	8,250	—
Mr. Harris	10,208	309	—	—	—
Mr. Williams	10,600	220	1,500	—	272,705
Mr. Garcia	10,600	635	—	—	—
Mr. Sullivan	10,600	660	3,000	9,000	—

In association with Mr. Williams’ termination of employment, he received $230,208 in 2016 severance payments, $31,249 in PTO (personal time off) payments and $11,248 in COBRA benefits.

(4)	Mr. Zavodnick became our President, International in February 2016. The amount in the bonus column represents the bonus he received pursuant to the terms of his employment agreement with us upon joining our company. See “Compensation Discussion and Analysis – Components of Executive Compensation – Cash Bonuses” for more information.
(5)	Mr. Harris became our employee March 1, 2016, and our Chief Financial Officer on April 18, 2016. The amount in the bonus column represents a one-time discretionary bonus on March 15, 2017, for his work performed in 2016 based on a recommendation from the Chief Executive Officer and approved by the Compensation Committee.
(6)	Mr. Williams ceased to be our Chief Financial Officer on April 18, 2016.
(7)	Mr. Sullivan was promoted from Senior Vice President of Worldwide Sales and Marketing to Chief Commercial Officer and President, North America in January 2016. His employment terminated in January 2017.

GRANTS OF PLAN-BASED AWARDS

Grants of Plan-Based Awards in Fiscal 2016

Name			Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price per share of Option Awards ($)(5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
	Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Foley	2/25/2016 2/29/2016 2/29/2016	2/28/2016 2/29/2016 2/29/2016	300,000	600,000	1,200,000				65,421	124,610	23.03	1,506,646 1,437,825
Mr. Zavodnick	12/1/2015 12/10/2016	2/11/2016 2/1/2016	131,250	262,500	525,000				99,049			2,291,003
Mr. Harris	2/2/2016 2/2/2016 2/2/2016	2/26/2016 2/26/2016 2/26/2016	80,938	161,875	323,750				55,865	106,411	20.81	1,162,551 308,104
Mr. Williams	2/2/2016	2/26/2016		57,688	57,688
Mr. Garcia	2/25/2016 2/29/2016 2/29/2016	2/25/2016 2/29/2016 2/29/2016	81,250	162,500	284,375				14,019	26,702	23.03	322,858 308,104
Mr. Sullivan	2/25/2016 2/29/2016	2/25/2016 2/29/2016	135,000	270,000	540,000	0	10,000	10,000				921,200

(1)	Threshold, target and maximum are the amounts to be paid under the 2016 Corporate Bonus Plan if the minimum criteria are met for bonus awards to be paid, target goals are met, and over achievement goals are met, respectively. Mr. Harris’ amounts are pro-rated based on his length of service in 2016. Mr. Williams was eligible for target bonus, based on his separation agreement. Mr. Zavodnick’s amounts are not pro-rated based on his length of service in 2016 per his employment agreement.
(2)	Reflects performance stock units to Mr. Sullivan, of which 10,000 vest each quarter upon achievement of certain revenue-based targets.
(3)	Reflect restricted stock units that vest annually at a rate of 25% per year beginning from February 29, 2016, subject to the named executive officer’s continued service to us.
(4)	Generally, 25% of the shares subject to options vest annually over four years. Options expire ten years from the date of grant.
(5)	The exercise price for all option awards is equal to the closing market price per share of our common stock on the date of grant.
(6)	Values expressed were determined in accordance with ASC 718, excluding estimates of forfeiture in the case of performance awards to Mr. Sullivan, utilizing the assumptions discussed in Note 8, “Stock Based Compensation,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2016, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

Outstanding Equity Awards at December 31, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Mr. Foley	121,236	—	(3)	$6.38	4/26/2022
	9,536	—	(4)	$5.06	6/13/2022
	758,667	—	(4)	$5.04	8/22/2022
	572,435	—	(4)	$5.04	8/22/2022
	14,167	5,833	(4)	$21.00	2/23/2024
	12,043	14,234	(4)	$34.65	2/18/2025
	—	124,610	(4)	$23.03	2/27/2026
						17,500	(5)	$761,600
						39,415	(5)	$1,715,341
						65,421	(5)	$2,847,122

Total	1,488,084	144,677				122,336		$5,324,063

Mr. Zavodnick						99,049		$4,310,612

Total						99,049		$4,310,612

Mr. Harris	—	106,411	(5)	$20.81	2/28/2026
						55,865	(5)	$2,431,245

Total	—	106,411				55,865		$2,431,245

Mr. Williams	63,125	—	(4)	$4.62	11/18/2022
	21,250	8,750	(4)	$20.88	2/20/2024
	4,666	5,516	(4)	$34.65	2/18/2025
						10,000	(5)	$435,200
						15,273	(5)	$664,681

Total	89,041	14,266				25,273		$1,099,881

Mr. Garcia	32,000	—	(4)	$4.30	11/18/2022
	5,313	2,187	(4)	$20.88	2/20/24
	1,399	1,655	(4)	$34.65	2/18/25
	—	26,702	(4)	$23.06	2/27/26
						6,000	(5)	$261,120
						4,581	(5)	$199,365
						14,019	(5)	$610,107
									14,938	$650,102

Total	38,712	30,544				24,600		$1,070,592	14,938	$650,102

Mr. Sullivan	25,625	4,375	(4)	$5.95	7/17/2023
						5,000	(5)	$217,600
									10,000	$435,200

Total	25,625	4,375				5,000		$217,600	10,000	$435,200

(1)	The market value was calculated based on the closing market price per share of our common stock on the last trading day of 2016, which was $43.52 per share.
(2)	The number of performance units disclosed is based on achievement of certain performance milestones.
(3)	The options vest monthly over 48 months beginning on the grant date.
(4)	The shares vest 25% after the first year from the date of grant, and the remaining shares vest monthly over the remaining 36 month period.
(5)	The shares vest 25% per year beginning one year from the date of grant.

OPTION EXERCISES AND STOCK VESTED

The following table shows for the fiscal year ended December 31, 2016, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

Option Exercises and Stock Vested in Fiscal 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mr. Foley	100,000	3,157,925	111,333	3,152,423
Mr. Zavodnick	—	—	—	—
Mr. Harris	—	—	—	—
Mr. Williams	26,875	939,550	28,841	1,006,033
Mr. Garcia	20,000	692,000	29,527	852,164
Mr. Sullivan	48,000	1,460,560	56,042	1,743,225

(1)	The value realized by the named executive officer was calculated based on the difference between the closing market price per share of our common stock on the date of exercise and the applicable exercise price.
(2)	The value realized by the named executive officer was calculated based on the closing market price per share of our common stock on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below describes the potential payments or benefits to our named executive officers upon “termination of employment by us without cause” not in connection with a change in control, as if each executive’s employment terminated as of December 31, 2016. See “Employment Arrangements” for additional information. Mr. Williams’ employment with us terminated in April 2016 and, accordingly, he was not eligible to receive any further severance as of December 31, 2016. For a description of Mr. Williams’ severance arrangements with us, see “Employment Arrangements – Former Chief Financial Officer Severance and Consulting Arrangements” below.

Name	Base Salary ($)	Bonus ($)	Health ($)		Option/ Award Vesting ($)	Total ($)
Mr. Foley	900,000	900,000	—	(1)	—	1,800,000
Mr. Zavodnick	350,000	262,500	13,010		—	625,510
Mr. Harris	350,000	210,000	28,023		—	588,023
Mr. Williams	—	—	—		—	—
Mr. Garcia	325,000	162,500	17,329		—	504,829
Mr. Sullivan	360,000	270,000	12,600		—	642,600

(1)	Mr. Foley waived his medical coverage for 2016.

The table below describes the potential payments or benefits to our named executive officers upon termination of employment by the company without cause or by the executive for good reason within one year following a “change in control,” as if the change in control and termination occurred as of December 31, 2016. See “Employment Arrangements” for additional information.

Name	Base Salary ($)	Bonus ($)	Health ($)		Option/ Award Vesting ($)(1)	Total ($)
Mr. Foley	1,200,000	1,200,000	—	(2)	8,134,936	10,534,936
Mr. Zavodnick	350,000	262,500	13,010		4,310,612	4,936,122
Mr. Harris	350,000	210,000	28,023		4,847,839	5,435,862
Mr. Williams	—	—	—		—	—
Mr. Garcia	325,000	162,500	17,329		2,332,011	2,836,840
Mr. Sullivan	360,000	270,000	12,600		817,169	1,459,769

(1)	The value was calculated based on the closing market price per share of our common stock on the last trading day of 2016, which was $43.52 per share.
(2)	Mr. Foley waived his medical coverage for 2016.

INDEMNIFICATION AGREEMENTS

Under indemnification agreements with our named executive officers and directors and the company’s bylaws, we are obligated to indemnify each of our directors and officers against expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by such person in connection with any action, suit or proceeding, arising by reason of services provided as a director, officer, employee or agent of the company. To cover these possible expenses, the company purchases and maintains D&O insurance on behalf of each executive officer and director.

EMPLOYMENT ARRANGEMENTS

All of our named executive officers have entered into agreements with us which contain provisions relating to our confidential information and the assignment of inventions. None of our named executive officers is employed for a certain term, and employment with us is “at-will” and subject to termination at any time by either party for any reason, with or without cause. We have also entered into employment offer letters with our named executive officers, each of which has been amended from time to time. The following description of the employment offer letters reflects the terms and conditions of the agreements as in effect on December 31, 2016, to provide context for the calculations in the section captioned “Potential Payments Upon Termination or Change in Control.”

General Compensation Terms

As of December 31, 2016, the employment offer letters with our named executive officers other than Mr. Williams, who was not an employee on December 31, 2016, provided for:

•	In the case of Mr. Foley, an annual base salary of $600,000 and a target bonus of 100% of base salary.

•	In the case of Mr. Zavodnick, an annual base salary of $350,000, a target bonus of 75% of base salary, a car allowance of $750 per month, and a sign-on bonus of $50,000 plus an advance equal to $247,500 less any bonus amount he received from his previous employer when he terminated his previous employment. These advances were considered earned after Mr. Zavodnick completed twelve months of service to the company.

•	In the case of Mr. Harris, an annual base salary of $350,000 and a target bonus of 60% of base salary.

•	In the case of Mr. Garcia, an annual base salary of $325,000 and a target bonus of 50% of base salary.

•	In the case of Mr. Sullivan, an annual base salary of $360,000, a target bonus of 75% of base salary, a car allowance of $750 per month, and annual grants of 40,000 performance stock units.

Severance Provisions

As of December 31, 2016, the employment offer letters with our named executive officers other than Mr. Williams, who was not an employee on December 31, 2016, provided for:

•	On a termination by the company without cause (as defined in the offer letters) other than within three months prior to, or 18 months following, a change in control (as defined in the offer letters), the executive receives: (a) twelve months of salary continuation and COBRA (18 months in the case of Mr. Foley); and (b) if the company pays bonuses for the year of termination, a bonus of one times target bonus (1.5 times target bonus in the case of Mr. Foley).

•	On a termination by the company without cause or by the executive for good reason (as defined in the offer letters) within three months prior to, or 18 months following, a change in control the executive receives: (a) twelve months of salary continuation and COBRA (24 months in the case of Mr. Foley); (b) payment of one times target bonus (two times target bonus in the case of Mr. Foley); and (c) full accelerated vesting of equity awards.

Former Chief Financial Officer Severance and Consulting Arrangements

On February 25, 2016, ZELTIQ and Mr. Williams entered into a severance and consulting agreement. Pursuant to the terms of Mr. Williams’ severance and consulting agreement, Mr. Williams remained an employee of ZELTIQ until April 17, 2016, and will then serve as a consultant from April 18, 2016, until April 17, 2017, unless terminated earlier. Further, the severance and consulting agreement provides that Mr. Williams will: (a) receive severance of continued payment of his base cash compensation for a period of nine (9) months following April 17, 2018; (b) receive nine (9) months of COBRA health insurance premiums (or a shorter period if Mr. Williams becomes eligible for health insurance benefits through another employer); (c) be a participant in the ZELTIQ 2016 Corporate Bonus Plan for his service while he remains an employee of ZELTIQ, with a target bonus of 60% of his actual annual base cash compensation; and receive a consulting fee equal to $1,000 per month, beginning April 18, 2016, until the earlier of (a) the expiration or termination of the period during which he provides consulting services to ZELTIQ, or (b) the date on which he begins full-time employment with another company. These terms were arrived at based on Mr. Williams’ contractual obligations to severance in addition to the company’s periodic need for his consultative services over a transitional period of time.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2016, certain information with respect to the compensation of all of our non-employee directors:

Director Compensation for Fiscal 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)(2)
David J. Endicott	43,000	474,974	517,974
Mary M. Fisher (3)	63,500	174,998	238,498
D. Keith Grossman	80,750	239,988	320,738
Kevin C. O’Boyle	74,000	174,998	248,998
Bryan E. Roberts, Ph.D. (3) (4)	29,500	—	29,500
Andrew N. Schiff, M.D.(4)	65,000	174,998	239,998

(1)	Amounts reflect the aggregate grant date fair value determined of restricted stock units granted, as required, under Financial Accounting Standards Board Topic 718, “Stock Compensation.” For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our equity instruments, refer to Note 8, “Stock Based Compensation,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the instrument. Each non-employee director was granted only one restricted stock unit award in 2016, other than: Mr. Endicott, who received two restricted stock unit awards valued at $299,977 and $174,998; and Mr. Grossman, who received two restricted stock unit awards valued at $64,990 and $174,998.
(2)	Stock awards are restricted stock units. The aggregate number of shares subject to restricted stock units and stock options outstanding at December 31, 2016, and held by our non-employee directors was:

Name	RSU Shares	Option Shares
David J. Endicott	16,132	—
Mary M. Fisher	6,199	—
D. Keith Grossman	8,351	48,987
Kevin C. O’Boyle	6,199	82,907
Bryan E. Roberts, Ph.D.	—	—
Andrew N. Schiff, M.D.	6,199	1,589

(3)	Dr. Roberts ceased to be a director in June 2016.
(4)	Dr. Roberts’ and Dr. Schiff’s board and committee fees are made payable to each of their respective firms.

DIRECTOR COMPENSATION ARRANGEMENTS

Our standard compensation arrangements with our non-employee directors in 2016 were as follows:

•	each non-employee director receives an annual cash fee of $50,000 payable for the director’s service during the year;

•	our Lead Independent Director receives an additional annual cash fee of $20,000 payable for the director’s service as Lead Independent Director during the year;

•	the Chairman of the Audit Committee receives an additional annual fee of $20,000 for the Chairman’s service during the year and each Audit Committee member receives $7,500 for their service during the year;

•	the Chairman of the Compensation Committee receives an additional annual fee of $16,000 for the Chairman’s service during the year and each Compensation Committee member receives $6,000 for their service during the year;

•	the Chairman of the Nominating and Corporate Governance Committee receives an additional annual fee of $9,000 for the Chairman’s service during the year and each Nominating and Corporate Governance Committee member receives $4,000 for their service during the year;

•	on the date of a non-employee director’s initial election to the Board, the non-employee director will automatically, and without further action by the Board, be granted a restricted stock unit to acquire the number of shares of our common stock which equals $300,000 divided by the fair market value per share of our common stock as of the date of appointment, which will vest monthly over three years, subject to the non-employee director’s continuous service with us, which vesting will accelerate in full upon a change in control of our company; and

•	on the date of each company annual meeting of stockholders, each non-employee director will automatically, and without further action by the Board, be granted a restricted stock unit to acquire the number of shares of our common stock which equals $175, 000 divided by the fair market value per share of our common stock as of the date of grant, which will vest monthly over one year and be fully vested at the next annual meeting, subject to the non-employee director’s continuous service with us, which vesting will accelerate in full upon a change in control of our company.

In February 2016, the Board appointed D. Keith Grossman as its Lead Independent Director. In April 2016, the Board approved the annual compensation of $20,000 for the Lead Independent Director and, concurrently with this decision, granted Mr. Grossman a one time RSU grant to acquire 2,152 shares of the company’s common stock, vesting over three years.

Each director is also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and any committee on which he or she serves.

All of our directors are eligible to participate in our 2011 Equity Incentive Plan.

RISK ASSOCIATED WITH COMPENSATION PLANS

Our Compensation Committee reviews and evaluates potential risks related to our compensation policies and practices for employees and has determined that we have no compensation risks that are reasonably likely to have a material adverse effect on our company. We structure our compensation to address company-wide risk. This is accomplished in part by tying compensation to corporate goals and individual performance goals. These goals can be adjusted to address risks identified in the risk assessment. We also use a mix of different compensation elements to balance short-term awards versus long-term awards to align compensation with our business strategy and stockholders’ interests. We believe the combination of base salary, performance-based cash, and stock-based incentive awards with multi-year vesting periods is balanced and serves to motivate our employees to accomplish our business plan without creating risks that are reasonably likely to have a material adverse effect on our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our Compensation Committee during 2016 were Dr. Schiff, Ms. Fisher and Mr. Grossman until April 25, 2016, at which time Mr. Endicott joined the Board and replaced Mr. Grossman on the Compensation Committee. No member of our Compensation Committee during 2016 was at any time during 2016 one of our officers or employees, or was formerly an officer or employee. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any other entity that has executive officers who have served on our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

Compensation Committee Report*

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in ZELTIQ’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Andrew N. Schiff, M.D. David J. Endicott Mary M. Fisher

*	The preceding “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent ZELTIQ specifically incorporates it by reference into such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information with respect to all of ZELTIQ’s equity compensation plans in effect as of December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	3,796,171	(2)	$8.84	(3)	4,185,087	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	3,796,171		8.84		4,185,087

(1)	Includes our 2005 Stock Option Plan, 2011 Equity Incentive Plan, 2011 Employee Stock Purchase Plan and the 2012 Stock Plan.
(2)	Represents 2,484,985 shares subject to outstanding options, and 1,311,186 shares subject to outstanding restricted stock units and performance stock units. Excludes securities that may be issued under our Employee Stock Purchase Plan.
(3)	Calculation excludes shares subject to outstanding restricted stock units and performance stock units which do not have an exercise price.
(4)	Represents, as of December 31, 2016, 3,856,415 shares of our common stock reserved for future issuance under our equity compensation plans referred to in footnote (1) above, and 328,672 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. The maximum number of shares subject to purchase rights under the Employee Stock Purchase Plan is a function of stock price and total employee contributions. As such, we cannot reasonably determine the number of shares currently subject to purchase rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of shares of our common stock as of March 1, 2017, by:

•	each of our directors;

•	each of the executive officers named in the Summary Compensation Table, referred to as the “named executive officers”;

•	all executive officers and directors of ZELTIQ as a group; and

•	all those known by us to be beneficial owners of more than five percent of our common stock.

The information in the table below regarding the beneficial owners of 5% or more of our common stock is based on our review of Schedule 13D and Schedule 13G filings with the Securities and Exchange Commission. Each person listed below has sole voting and investment power with respect to the shares beneficially owned, unless otherwise stated.

Name and Address	ZELTIQ Common Stock Direct	Stock options exercisable within 60 days(1)	Restricted Stock Units distributable within 60 days(2)	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned(3)
5% Holders:
Entities affiliated with Capital World Investors (4)	3,122,044	—	—	3,122,044	7.7%
Entities affiliated with FMR LLC (5)	5,996,556	—	—	5,996,556	14.8%
The Vanguard Group (6)	2,384,670	—	—	2,384,670	5.9%
AllianceBernstein L.P. (7)	2,019,990	—	—	2,019,990	5.0%
Blackrock, Inc. (8)	4,084,079	—	—	4,084,079	10.1%

Directors:
Mark J. Foley (9)	108,478	1,528,284	—	1,636,762	3.9%
David J. Endicott	6,892	—	1,585	8,477	*
Mary Fisher	8,056	—	1,033	9,080	*
D. Keith Grossman	10,517	48,987	1,152	60,656	*
Kevin C. O’Boyle	9,919	82,907	1,033	93,859	*
Andrew N. Schiff, M.D.(10)	1,608,813	1,589	1,033	1,611,435	4.0%

Other Named Executive Officers:
Todd E. Zavodnick	16,948	—	—	16,948	*
Taylor C. Harris	9,158	28,819	—	37,977	*
Patrick F. Williams (11)	10,920	1,674	—	12,594	*
Sergio Garcia	46,994	47,380	—	94,374	*
Keith J. Sullivan (12)	79,198	94,125	10,000	183,232	*

All executive officers and directors as a group (14 persons) (13)	1,845,304	1,784,548	12,048	3,641,900	8.6%

*	Represents less than 1%
(1)	Represents shares of common stock that the holder may acquire upon the exercise of currently vested options or options that will become vested within 60 days of March 1, 2017.
(2)	Represents shares of common stock that the holder may acquire upon the vesting of restricted stock units that will vest within 60 days after March 1, 2017.

(3)	The percentage of shares beneficially owned is based on 40,415,174 shares of Common Stock outstanding as of March 1, 2017. Shares of Common Stock subject to restricted stock unit awards or options which are currently vested or exercisable or which will become vested or exercisable within 60 days after March 1, 2017, are deemed to be beneficially owned by the person holding such restricted stock units or options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.
(4)	Based on a Schedule 13G/A filed with the SEC on February 13, 2017, reporting beneficial ownership as of December 31, 2016. Capital World Investors, a division of Capital Research and Management Company, has sole voting and dispositive power over these shares, and holds more than five percent of the outstanding Common Stock of ZELTIQ on behalf of SMALLCAP World Fund, Inc. Capital World Investors disclaims beneficial ownership of these shares. The address of the principal business office of Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071.
(5)	Based on a Schedule 13G/A filed with the SEC on February 14, 2017, reporting beneficial ownership as of December 31, 2016. Each of FMR LLC and Abigale P. Johnson have sole dispositive power over all of these shares, and FMR LLC has sole voting power over 479,708 of these shares. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. The address of the principal business office of FMR LLC and Ms. Johnson is 245 Summer Street, Boston, MA 02210. On March 10, 2017, FMR LLC filed a Schedule 13G/A filed with the SEC reporting that it no longer owned 5% of our common stock, and continued to hold only 22 shares.
(6)	Based on a Schedule 13G filed with the SEC on February 10, 2017, reporting beneficial ownership as of December 31, 2016. The Vanguard Group has sole voting power over 70,068 of these shares, shared voting power over 1,700 of these shares, sole dispositive power over 2,314,625 of these shares, and shared dispositive power over 70,168 of these shares. The address of the principal business office of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	Based on a Schedule 13G filed with the SEC on February 10, 2017, reporting beneficial ownership as of December 31, 2016. AllianceBernstein L.P. has sole voting power over 1,846,739 of these shares, sole dispositive power over 1,976,270 of these shares, and shared dispositive power over 43,720 of these shares. The address of the principal business office of AllianceBernstein L.P. is 1345 Avenue of the Americas, New York NY 10105.
(8)	Based on a Schedule 13G filed with the SEC on February 9, 2017, reporting beneficial ownership as of December 31, 2016. BlackRock Inc. has sole voting power over 4,002,084 of these shares, and sole dispositive power over all of these shares. The address of the principal business office of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.
(9)	Mr. Foley is also a named executive officer.
(10)	Shares held directly include 1,597,742 shares held by entities affiliated with Aisling Capital III, L.P. Dr. Schiff disclaims any beneficial ownership of these shares held by Aisling except to the extent of any pecuniary interest therein. Also included are 87 shares held in trust for the benefit of Dr. Schiff’s children.
(11)	Mr. Williams ceased to be our Chief Financial Officer on April 18, 2016.
(12)	Mr. Sullivan’s direct ownership includes 5,000 shares acquired by an IRA. Mr. Sullivan ceased to be an executive officer on January 16, 2017.
(13)	Includes amounts set forth in the table above for our named executive officers (other than Mr. Williams and Mr. Sullivan, who are no longer executive officers), and shares beneficially owned by five executive officers who are not named executive officers.

In addition to the amounts set forth in the foregoing table, based on the merger agreement, Allergan US has the right to acquire all of the issued and outstanding shares of our common stock, subject to the terms of the merger agreement. Depending upon the timing of the merger, Allergan US may acquire the shares of common stock within 60 days of the date of the foregoing table. Allergan plc beneficially owns any shares beneficially owned by Allergan US. The address for Allergan US is: 2444 Dupont Drive, Irvine, CA 92612. The address for Allergan plc is: Clonshaugh Business and Technology Park, Coolock, Dublin, D17 E400, Ireland.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Policy for Approval of Related Party Transactions

Our Audit Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons, and any other persons whom our Board of Directors determines may be considered related parties, has or will have a direct or indirect material interest. If advanced approval is not feasible, the Audit Committee has the authority to ratify a related party transaction at the next Audit Committee meeting. For purposes of our Audit Committee charter, a material interest is deemed to be any consideration received by such a party in excess of $120,000 per year.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct our management to obtain on its behalf, all information that our committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by our committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of our committee. This approval authority may also be delegated to the chairman of the Audit Committee in respect of any transaction in which the expected amount is less than $500,000. No related party transaction may be entered into prior to the completion of these procedures.

The Audit Committee or its chairman, as the case may be, shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as our committee or the chairman determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the material terms of the transaction, the nature of the related party’s interest in the transaction, the significance of the transaction to the related party and the nature of our relationship with the related party, the significance of the transaction to us, and whether the transaction would be likely to impair (or create an appearance of impairing) the judgment of a director or executive officer to act in our best interest. No member of the Audit Committee may participate in any review, consideration, or approval of any related party transaction with respect to which the member or any of his or her immediate family members is the related party, except that such member of the Audit Committee will be required to provide all material information concerning the related party transaction to the Audit Committee.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with ZELTIQ’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and ZELTIQ, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Ms. Fisher, Mr. Grossman, Mr. O’Boyle, Mr. Endicott and Dr. Schiff. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with ZELTIQ.

Mr. Foley, ZELTIQ’s President and Chief Executive Officer, is not an independent director by virtue of his employment with ZELTIQ.

Item 14.	Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to ZELTIQ for the fiscal years ended December 31, 2016, and December 31, 2015, by PricewaterhouseCoopers LLP, ZELTIQ’s principal accountant.

	Fiscal Year Ended
	2016	2015
Audit Fees (1)	$2,429,896	$2,284,049
Audit-related Fees	—	—
Tax Fees (2)	17,000	56,445
All Other Fees	—	—

Total Fees	$2,446,896	$2,340,494

(1)	Audit Fees represent fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of ZELTIQ’s financial statements, review of ZELTIQ’s quarterly financial statements, review of our registration statements on Forms S-3 and S-8, and audit services provided in connection with other regulatory filings.
(2)	Tax Fees consist of fees for professional services rendered during the fiscal year related to federal, state and international tax compliance and planning and tax advice.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by ZELTIQ’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZELTIQ Aesthetics, Inc.

Date:April 27, 2017	By:	/s/ Taylor C. Harris
Taylor C. Harris
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002